Form 10-Q
period 2023-09-29
Shimmick Corp
filed 2023-12-19
CIK 1887944

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41867

Shimmick Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-3749368
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Technology Drive Suite 300 Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 723-2021

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SHIM	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 15, 2023, the registrant had 25,493,877 shares of Common Stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” "project," "will," “should,” “may” or similar expressions, we intend to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in the sections entitled “Cautionary Statement Concerning Forward Looking Statements” and “Risk Factors” in the final prospectus (the “Prospectus”) filed November 15, 2023 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act relating to our Registration Statement on Form S-1 and those described from time to time in our future reports with the SEC (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise. We believe these factors include, but are not limited to, the following:

•
our ability to accurately estimate risks, requirements or costs when we bid on or negotiate a contract,
•
the impact of our fixed-price contracts,
•
qualifying as an eligible bidder for contracts
•
the availability of qualified personnel, joint venture partners and subcontractors,
•
inability to attract and retain qualified managers and skilled employees and the impact of loss of key management,
•
higher costs to lease, acquire and maintain equipment necessary for our operations or a decline in the market value of owned equipment,
•
subcontractors failing to satisfy their obligations to us or other parties or any inability to maintain subcontractor relationships,
•
marketplace competition,
•
our limited operating history as an independent company following our separation from AECOM,
•
our inability to obtain bonding,
•
disputes with our prior owner, AECOM, and requirements to make future payments to AECOM,
•
AECOM defaulting on its contractual obligations to us or under agreements in which we are beneficiary,
•
our limited number of customers,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
adjustments in our contact backlog,
•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,

•
seasonality of our business,
•
pandemics and health emergencies,
•
commodity products price fluctuations and rising inflation and/or interest rates,
•
liabilities under environmental laws, compliance with immigration laws, and other regulatory matters, including changes in regulations and laws,
•
climate change
•
deterioration of the U.S. economy, and
•
geopolitical risks, including those related to the war between Russia and Ukraine and the conflict in the Gaza strip.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 29,	December 30,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61,862	$77,762
Restricted cash	1,294	4,323
Accounts receivable, net	68,442	56,430
Contract assets, current	123,388	80,901
Prepaids and other current assets	15,704	14,060

TOTAL CURRENT ASSETS	270,690	233,476

Property, plant and equipment, net	50,114	55,208
Intangible assets, net	9,888	12,044
Contract assets, non-current	51,671	84,024
Lease right-of-use assets	25,997	22,690
Investment in unconsolidated joint ventures	27,002	17,363
Deferred tax assets	18,851	18,851
Other assets	2,921	3,143

TOTAL ASSETS	$457,134	$446,799

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$92,063	$67,541
Contract liabilities, current	119,485	163,725
Accrued salaries, wages and benefits	33,814	36,248
Accrued expenses	38,715	60,758
Other current liabilities	13,134	12,672

TOTAL CURRENT LIABILITIES	297,211	340,944

Long-term debt, net	33,407	—
Lease liabilities, non-current	16,824	14,442
Contract liabilities, non-current	2,887	1,846
Contingent consideration	15,673	15,662
Deferred tax liabilities	18,851	18,851
Other liabilities	3,898	3,459

TOTAL LIABILITIES	388,751	395,204

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 27,386,000 shares authorized as of September 29, 2023 and December 30, 2022; 21,918,877 and 21,908,800 shares issued and outstanding as of September 29, 2023 and December 30, 2022, respectively	219	219
Additional paid-in-capital	4,901	3,341
Retained earnings	64,013	49,083
Non-controlling interests	(750)	(1,048)

TOTAL STOCKHOLDERS' EQUITY	68,383	51,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$457,134	$446,799

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
Revenue	$175,448	$184,367	$494,744	$477,945
Cost of revenue	158,436	171,222	471,967	459,428
Gross margin	17,012	13,145	22,777	18,517
Selling, general and administrative expenses	13,364	14,904	45,867	43,833
Amortization of intangibles	658	658	1,974	1,974
Total operating expenses	14,022	15,562	47,841	45,807
Equity in earnings of unconsolidated joint ventures	2,577	19,604	9,570	58,380
Gain (loss) on sale of assets	30,069	—	31,749	—
Income from operations	35,636	17,187	16,255	31,090
Other expense (income), net	805	(677)	1,068	8,863
Net income before income tax	34,831	17,864	15,187	22,227
Income tax expense	—	—	—	1,257
Net income	34,831	17,864	15,187	20,970
Net income (loss) attributable to non-controlling interests	264	(102)	257	(706)
Net income attributable to Shimmick Corporation	$34,567	$17,966	$14,930	$21,676
Net income attributable to Shimmick Corporation per common share
Basic	$1.58	$0.82	$0.68	$0.99
Diluted	$1.58	$0.82	$0.68	$0.99

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of June 30, 2023	21,908,800	$219	$4,392	$29,446	$(1,014)	$33,043
Net income	—	—	—	34,567	264	34,831
Exercise of stock options	10,077	—	13	—	—	13
Stock-based compensation	—	—	496	—	—	496
Balance as of September 29, 2023	21,918,877	$219	$4,901	$64,013	$(750)	$68,383

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of July 1, 2022	21,908,800	$219	$1,937	$49,033	$(172)	$51,017
Net income (loss)	—	—	—	17,966	(102)	17,864
Stock-based compensation	—	—	885	—	—	885
Distributions to non-controlling interests	—	—	—	—	(627)	(627)
Balance as of September 30, 2022	21,908,800	$219	$2,822	$66,999	$(901)	$69,139

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 30, 2022	21,908,800	$219	$3,341	$49,083	$(1,048)	$51,595
Net income	—	—	—	14,930	257	15,187
Exercise of stock options	10,077	—	13	—	—	13
Stock-based compensation	—	—	1,547	—	—	1,547
Contributions from non-controlling interests	—	—	—	—	301	301
Distributions to non-controlling interests	—	—	—	—	(260)	(260)
Balance as of September 29, 2023	21,918,877	$219	$4,901	$64,013	$(750)	$68,383

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 31, 2021	21,908,800	$219	$1,046	$45,323	$433	$47,021
Net income (loss)	—	—	—	21,676	(706)	20,970
Stock-based compensation	—	—	1,776	—	—	1,776
Distributions to non-controlling interests	—	—	—	—	(628)	(628)
Balance as of September 30, 2022	21,908,800	$219	$2,822	$66,999	$(901)	$69,139

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended	Nine Months Ended
	September 29,	September 30,
	2023	2022

Cash Flows From Operating Activities
Net income	$15,187	$20,970
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,547	1,776
Depreciation and amortization	13,186	11,856
Equity in earnings of unconsolidated joint ventures	(9,570)	(58,380)
Return on investment in unconsolidated joint ventures	14,220	54,595
Gain on sale of assets	(31,749)	-
Other	111	9,478
Changes in operating assets and liabilities:
Accounts receivable, net	(12,012)	26,630
Due from unconsolidated joint ventures	313	7,316
Contract assets	(10,134)	(36,133)
Accounts payable	24,221	2,883
Contract liabilities	(41,797)	(78,105)
Accrued expenses	(22,042)	19,273
Accrued salaries, wages and benefits	(2,073)	13,216
Other assets and liabilities	(4,184)	(545)
Net cash used in operating activities	(64,776)	(5,170)
Cash Flows From Investing Activities
Net working capital settlement in association with business combination	—	32,000
Purchases of property, plant and equipment	(6,140)	(8,188)
Proceeds from sale of assets	34,983	4,162
Unconsolidated joint venture equity contributions	(19,670)	(19,709)
Return of investment in unconsolidated joint ventures	3,980	486
Net cash provided by investing activities	13,153	8,751
Cash Flows From Financing Activities
Payments on finance lease obligation	(228)	(227)
Net borrowings on revolving credit facility	33,722	—
Contributions from non-controlling interests	301	—
Distributions to non-controlling interests	(260)	(628)
Other	(841)	—
Net cash provided by (used in) financing activities	32,694	(855)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,929)	2,726
Cash, cash equivalents and restricted cash, beginning of period	82,085	81,903
Cash, cash equivalents and restricted cash, end of period	$63,156	$84,629
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	61,862	80,558
Restricted cash	1,294	4,070
Total cash, cash equivalents and restricted cash	$63,156	$84,628

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Business and Organization

Shimmick Corporation ("Shimmick", the “Company”) was founded in 1990 in California and operated as a regional infrastructure construction contractor throughout California for nearly 30 years. In 2017, AECOM acquired Shimmick and consolidated it with its existing construction services, which included former legacy construction operations from Morrison Knudsen, Washington Group International, and others. In January 2021, we consummated the AECOM Sale Transactions and began operating as an independent company under new private ownership (the "AECOM Sale Transactions").

The accompanying condensed consolidated financial statements include the accounts of Shimmick Corporation and its subsidiaries (“Shimmick”, “we”, “our”, “us”, “its” or the “Company”), unless otherwise indicated. On September 12, 2023, the Company changed its name from SCCI National Holdings, Inc. to Shimmick Corporation.

On November 16, 2023, Shimmick completed its initial public offering of 3,575,000 shares of common stock at a price to the public of $7.00 per share (the "IPO"). The net proceeds to Shimmick from the IPO were approximately $19 million after deducting underwriting discounts and commissions of $2 million and other offering expenses of $4 million. Shimmick’s common stock began trading on the NASDAQ Global Market on November 14, 2023.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. The accompanying condensed consolidated interim financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal years ended December 30, 2022 and December 31, 2021 in the final prospectus (the “Prospectus”) filed November 15, 2023 with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act relating to our Registration Statement on Form S-1. Because of the seasonal nature of some of the Company's operations, the results of operations for the period ended September 29, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Change in Presentation

Certain prior period balances in the condensed consolidated balance sheets and statements of cash flows and accompanying notes have been combined or rounded to conform to current period presentation. These changes had no impact on net (loss) income, cash flows, assets and liabilities, or equity previously reported.

Stock Split

On October 23, 2023, the Board of Directors (the "Board") approved an amendment to the Company’s Certificate of Incorporation in order to effect a stock split of the Company’s Common Stock. Further, the Board authorized 100,000,000 shares of Common Stock, with a par value of $0.01 par value per share and 25,000,000 shares of Preferred Stock, with a par value of $0.01 per share. Upon the effectiveness of the filing of the amendment, each share of common stock, par value $0.01 per share (the “Old Common Stock”), issued and outstanding automatically, without further action on the part of the Company or any holder of such Old Common Stock, was reclassified as and became 2.7386 validly issued, fully paid and non-assessable shares of Common Stock. There were no fractional shares issued with respect to the reclassification of shares of Old Common Stock. In lieu of fractional shares, the Company rounded up to the nearest whole number of shares of Common Stock. The Company has retro-actively applied the stock split made effective on October 23, 2023, to share and per share amounts in the condensed consolidated financial statements. Accordingly, any information related to or dependent upon the share amounts in the condensed consolidated financial statements and Note 8, Stock-Based Compensation and Note 9, Earnings Per Share have been updated to reflect the effect of the stock split.

Summary of Significant Accounting Policies

Our significant accounting policies are described in more detail within the consolidated financial statements for the fiscal years ended December 30, 2022 and December 31, 2021 in the Prospectus.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 which requires disclosure of significant segment expense categories and amounts for each reportable segment. The ASU is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The Company is currently evaluating the ASU and the impact on its future condensed consolidated financial statements.

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following tables present the Company’s revenue disaggregated by contract types:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2023	2022	2023	2022
Fixed-price	$153,178	$163,168	$440,015	$425,259
Cost reimbursable	19,864	17,084	48,757	42,039
Equipment and labor revenue	2,406	4,115	5,972	10,647
Total revenue	$175,448	$184,367	$494,744	$477,945

Remaining performance obligations

The Company had $1.2 billion of remaining performance obligations yet to be satisfied as of September 29, 2023. Our remaining performance obligations have a weighted average life of 2.0 years as of September 29, 2023.

Contract Balances

The following table provides information about contract assets (also referred to as costs and estimated earnings in excess of billings on uncompleted contracts and retainage receivable) and contract liabilities (also referred to as billings on uncompleted contracts in excess of costs and estimated earnings and forward loss reserve), which include assets and liabilities that are dependent upon future activity:

	September 29,	December 30,
	2023	2022	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$123,388	$116,120	$7,268
Retainage receivable	51,671	48,805	2,866
Total contract assets	175,059	164,925	10,134

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(44,419)	(56,963)	12,544
Forward loss reserve	(77,953)	(108,608)	30,655
Total contract liabilities	(122,372)	(165,571)	43,199
Net	$52,687	$(646)	$53,333

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the condensed consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported in the condensed consolidated balance sheets within “Contract assets, current,” “Contract assets, non-current,” “Contract liabilities, current" and “Contract liabilities, non-current." Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings. Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $58 million during the nine months ended September 29, 2023 that was included in contract liabilities as of December 30, 2022.

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from its clients. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. The Company’s accounts receivable represents amounts billed to clients that have yet to be collected and represent an unconditional right to cash from its clients as presented below.

	September 29,	December 30,
	2023	2022
(In thousands)
Total accounts receivable, gross	$69,373	$57,395
Allowance for doubtful accounts	(931)	(965)
Accounts receivable, net	$68,442	$56,430

Substantially all contract assets as of September 29, 2023 and December 30, 2022 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

The Company is in the process of negotiating or awaiting approval of unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. The Company may take legal action if it and the customer cannot reach a mutually acceptable resolution.

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable
As of September 29, 2023
Customer one	27.9%
Customer two	18.2%
Customer three	17.6%

As of December 30, 2022
Customer one	31.4%
Customer two	21.4%
Customer three	14.4%

Significant Customers as a Percentage of Revenue
Three Months Ended September 29, 2023
Customer one	15.3%
Customer two	13.9%
Customer three	13.1%

Three Months Ended September 30, 2022
Customer one	13.3%
Customer two	11.5%
Customer three	10.2%

Significant Customers as a Percentage of Revenue
Nine Months Ended September 29, 2023
Customer one	15.5%
Customer two	14.2%
Customer three	12.5%

Nine Months Ended September 30, 2022
Customer one	13.1%
Customer two	11.5%
Customer three	11.3%

Revisions in Estimates

Changes in contract estimates resulted in net increases in gross margin of $5 million for the three months ended September 29, 2023, primarily due to a change in an outstanding claim. Changes in contract estimates resulted in net decreases in gross margin of $10 million for the nine months ended September 29, 2023, primarily due to increased forecasted costs to complete and an agreed upon contract settlement lower than previously estimated, partially offset by increases in gross margin on an outstanding claim.

There were no material changes in estimates for the three months ended September 30, 2022. Changes in contract estimates resulted in net decreases in gross margin of $6 million for the nine months ended September 30, 2022, primarily due to increased forecasted costs to complete.

Note 4. Joint Ventures and Variable Interest Entities

Summary of financial information of the consolidated joint ventures is as follows:

	September 29,	December 30,
	2023	2022
(In thousands)
Current assets	$33,411	$29,485
Non-current assets	8,787	8,235
Total assets	42,198	37,720
Current liabilities	$23,860	$22,603
Non-current liabilities	43,756	56,595
Total liabilities	$67,616	$79,198

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
(In thousands)
Revenue	$5,277	$7,719	$18,750	$21,800

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

Summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	September 29,	December 30,
	2023	2022
(In thousands)
Current assets	$88,206	$78,228
Non-current assets	17,509	25,026
Total assets	105,715	103,254
Current liabilities	$40,754	$63,240
Total liabilities	$40,754	$63,240

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
(In thousands)
Revenue	$16,862	$114,703	$59,458	$397,743
Cost of revenue	12,003	78,430	44,114	276,284
Gross margin	4,859	36,273	15,344	121,459
Net income	$4,909	$36,273	$14,960	$121,459

As of September 29, 2023 and December 30, 2022, the Company’s investment in unconsolidated joint ventures was $27 million and $17 million, respectively.

The Company recognized equity in earnings of unconsolidated joint ventures of $3 million and $10 million for the three and nine months ended September 29, 2023, respectively, and $20 million and $58 million for the three and nine months ended September 30, 2022, respectively.

Contractually required support provided to the Company’s joint ventures is discussed in Note 11, Commitments and Contingencies.

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
(In thousands)
Revenue	$604	$1,403	$2,677	$4,646

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures for the periods ended September 29, 2023 and December 30, 2022 are as follows:

	September 29,	December 30,
	2023	2022
(In thousands)
Accounts receivable, net	$3,153	$5,045

Note 5. Property, Plant and Equipment and Intangible Assets

The following table summarizes the components of property, plant and equipment as of September 29, 2023 and December 30, 2022.

	September 29, 2023	December 30, 2022
(In thousands)
Building and land	$3,907	$3,887
Machinery, equipment, and vehicles	72,085	67,698
Office furniture and equipment	8,691	7,891
Property, plant and equipment, gross	84,683	79,476
Accumulated depreciation	(34,569)	(24,268)
Property, plant and equipment, net	$50,114	$55,208

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2023	2022	2023	2022
(In thousands)
Depreciation expense	$3,604	$3,319	$10,687	$9,657

Depreciation is recorded within cost of revenue and selling, general and administrative expenses and is calculated using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

The following table presents the Company’s finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

	September 29, 2023
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	4.3	$10,600	$(4,164)	$6,436
Customer contracts	3.3	6,527	(3,075)	3,452
Total		$17,127	$(7,239)	$9,888

	December 30, 2022
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	5	$10,600	$(3,029)	$7,571
Customer contracts	4	6,709	(2,236)	4,473
Total		$17,309	$(5,265)	$12,044

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
Expense
(In thousands)
2023	$644
2024	2,577
2025	2,577
2026	2,577
2027	1,513
Total	$9,888

Significant Transaction

The Company executed a $35 million Membership Interest Purchase Agreement on June 30, 2023 for the sale of non-core business contracts. A gain on the sale of non-core business contracts of $30 million was recorded within gain (loss) on sale of assets after consummation of the transaction during the three months ended September 29, 2023 after a $5 million adjustment to the purchase price. The company received $30 million in cash as of September 29, 2023.

Note 6. Debt

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	September 29, 2023	December 30, 2022
Revolving Credit Facility	$33,722	$-
Total debt	33,722	-
Unamortized debt issuance costs	(315)	-
Long-term debt, net	$33,407	$-

Revolving Credit Facility

On March 27, 2023, we entered into a Revolving Credit Facility Agreement (“Revolving Credit Facility”) with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023 and September 22, 2023. As amended, the Revolving Credit Facility provides for a total commitment of $35 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 4.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. Key financial covenants under the Revolving Credit Facility include maintaining a leverage ratio that does not exceed 1.75 to 1.0 and a minimum liquidity of $25 million. The Revolving Credit Facility Agreement matures on March 27, 2028. The Company is not aware of any instances of noncompliance with the key financial covenants as of December 19, 2023.

Following the IPO, we used the net proceeds we received from our IPO, together with cash on hand, to repay all outstanding borrowing under our Revolving Credit Facility. Subsequent to the repayment, we drew $20 million on our Revolving Credit Facility to fund working capital requirements.

Revolving Line of Credit

We had a $25 million Revolving Line of Credit with BMO Harris Bank, N.A., under which the Company had no outstanding borrowings as of September 29, 2023 or December 30, 2022. Borrowings under the Revolving Line of Credit bear interest at a rate based on SOFR or a combination of rates (prime rate, federal fund rate, and SOFR) at the Company’s election, with an added margin depending on the Company’s leverage ratio. The unused balance of the Revolving Line of Credit bears a commitment fee of between 0.25% and 0.40% per year, depending on the Company’s leverage ratio. Key financial covenants under the Revolving Line of Credit include maintaining a leverage ratio that does not exceed 2.0 to 1.0 and a minimum cash balance of $35 million. The Revolving Line of Credit terminated on March 27, 2023 upon the Company entering into the Revolving Credit Facility.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for each of the three months ended September 29, 2023 and September 30, 2022. The effective tax rate was 0% and 5.7% for the nine months ended September 29, 2023 and September 30, 2022, respectively. For the nine months ended September 29, 2023, the deferred tax expense resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense. For the nine months ended September 30, 2022, income tax expense is primarily offset by a release in valuation allowance against the net operating loss deferred tax asset, for which utilization of the NOL is limited to 80% of taxable income and creates taxable income.

The Company generally anticipates a zero effective tax rate due to a full valuation allowance. However, the Company may recognize a current tax expense in a specific period if its taxable income, net of available deferred tax assets in that period, exceeds the allowable utilization of tax attributes such as NOL carryforwards. The allowable limitation typically restricts the use of NOL carryforwards to 80% of taxable income.

Deferred Tax Assets and Liabilities

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under U.S. GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to the future realization of deferred tax assets. We will maintain our positions with regard to future realization of deferred tax assets, including those with respect to which we continue maintaining valuation allowances, until there is sufficient new evidence to support a change in expectations. Such a change in expectations could arise due to many factors, including those impacting our forecasts of future earnings, as well as changes in the tax laws under which we operate and tax planning. It is not reasonably possible to forecast any such changes at the present time, but it is possible that, should they arise, our view of their effect on the future realization of deferred tax assets may impact materially our condensed consolidated financial statements.

After weighing all of the evidence, giving more weight to the evidence that was objectively verifiable, a valuation allowance of $116 million and $118 million as of September 29, 2023 and December 30, 2022, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Note 8. Stock-Based Compensation

On April 12, 2021, the Company’s Board approved the Company’s 2021 Stock Plan (the “2021 Stock Plan”). The 2021 Stock Plan reserves 5,477,200 of the Company’s shares for issuance of incentive instruments, including Incentive Stock Options (“ISOs”), Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, and Restricted Stock Unit Awards. ISOs granted under the Plan have a term of 10 years and vest over four years of service.

On November 13, 2023, the Company’s Board approved the Shimmick Corporation 2023 Equity Incentive Plan (the “2023 Omnibus Incentive Plan”). 3,729,149 is the maximum aggregate number of shares of Common Stock available under the 2023 Omnibus Incentive Plan (equal to ten percent (10%) of the Company’s Common Stock outstanding immediately following the completion of the Company’s IPO on November 16, 2023 plus (ii) the reserved and authorized shares for awards under the Company’s 2021 Stock Plan that were not granted as of November 13, 2023). The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Omnibus Incentive Plan will automatically increase annually on the first day of each fiscal year, beginning with the 2024 fiscal year in an amount equal to five percent (5%) of Common Stock outstanding on the last day of the immediately preceding fiscal year unless the plan administration determines that a lesser amount should instead be issued. The shares reserved under the 2023 Omnibus Incentive Plan are for issuance of incentive instruments, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and other share-based awards.

For the nine months ended September 29, 2023, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of December 30, 2022	4,489,094	$1.26	$—	8.33
Exercised	(10,077)	1.26	—	—
Forfeited	(126,469)	1.26	0.28	—
Vested	(12,302)	1.26	—	—
Outstanding as of September 29, 2023	4,340,246	1.26	—	7.60
Exercisable as of September 29, 2023	2,592,022	$1.26	$—	7.60

Total compensation expense related to stock-based grants was $2 million for each of the nine months ended September 29, 2023 and September 30, 2022. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding as of September 29, 2023 and September 30, 2022 was $3 million and $6 million, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 1.6 years and 2.6 years, respectively.

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 4.3 million and 4.5 million employee stock options were excluded from the calculation of diluted earnings per share for each of the three and nine months ended September 29, 2023 and September 30, 2022, respectively, as they are antidilutive to the EPS calculation. The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Numerator:
Net income attributable to Shimmick Corporation	$34,567	$17,966	$14,930	$21,676
Numerator for basic and diluted EPS	$34,567	$17,966	$14,930	$21,676

Denominator:
Denominator for basic EPS - weighted average shares	21,914	21,909	21,910	21,909
Effect of dilutive securities:
Employee stock options	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	21,914	21,909	21,910	21,909
Basic earnings per common share	$1.58	$0.82	$0.68	$0.99
Diluted earnings per common share	$1.58	$0.82	$0.68	$0.99

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022
Operating lease cost
Cost of revenue	$2,954	$2,924	$9,732	$8,427
Selling, general and administrative expenses	213	444	885	1,188
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	66	75	216	225
Interest on lease liabilities	47	11	60	26
Short-term lease cost	203	31	521	232
Total lease cost	$3,483	$3,485	$11,414	$10,098

Additional condensed consolidated balance sheets information related to leases is as follows:

		September 29,	December 30,
(In thousands)	Balance Sheet Classification	2023	2022
Assets:
Operating lease assets	Lease right-of-use assets	$25,644	$21,811
Finance lease assets	Lease right-of-use assets	353	879
Total lease assets		$25,997	$22,690

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$8,625	$7,767
Finance lease liabilities	Other current liabilities	309	313
Total current lease liabilities		$8,934	$8,080

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$16,713	$13,861
Finance lease liabilities	Lease liabilities, non-current	111	581
Total non-current lease liabilities		$16,824	$14,442

Weighted average remaining lease term information related to leases is as follows:

	September 29,	December 30,
	2023	2022
Weighted average remaining lease term (in years):
Operating leases	3.5	4.1
Finance leases	1.3	2.1
Weighted average discount rate:
Operating leases	6.3%	5.3%
Finance leases	3.2%	3.2%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,685	$7,986
Financing cash flows from finance leases	228	227
Right-of-use assets obtained in exchange for new operating leases	$12,905	$10,499

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Financing
Year	Leases	Leases
(In thousands)
2023	$2,714	$84
2024	9,349	337
2025	8,275	28
2026	3,450	—
2027	1,850	—
Thereafter	2,527	—
Total lease payments	28,165	449
Amounts representing interest	(2,826)	(30)
Total lease liabilities	$25,339	$419

Note 11. Commitments and Contingencies

In the Company’s joint venture arrangements, the liability of each partner is usually joint and several. This means as each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically, each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. In addition, the Company may be required to guarantee performance directly to the customer. The Company is unable to estimate the maximum potential amount of future payments that the Company could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by the other joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts.

In the ordinary course of business, the Company is subject to other claims, lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, and employment matters. The Company recognizes a liability for contingencies that are probable of occurrence and reasonably estimable. To date, no such matters are material to the condensed consolidated statements of operations.

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of September 29, 2023 and December 30, 2022, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

The Company has recorded contingent consideration as of September 29, 2023 and December 30, 2022 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

Guarantees

The Company obtains bonding on construction contracts through third-party bonding companies. As is customary in the construction industry, the Company indemnifies the third-party bonding companies for any losses incurred by it in connection with bonds that are issued. The Company has granted the third-party bonding companies a security interest in accounts receivable, contract assets and contract rights for that obligation.

The Company typically indemnifies contract owners for claims arising during the construction process and carries insurance coverage for such claims.

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. At September 29, 2023 and December 30, 2022, the total amount of standby letters of credit outstanding were $0 and $8 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in the Prospectus, particularly in “Risk Factors” or in other sections of this Form 10-Q, as well as the “Risk Factors” section in the Prospectus and those described from time to time in our future reports with the SEC. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

Overview

We are a leading provider of water and other critical infrastructure solutions nationwide. We have a long history of successfully completing complex water projects, ranging from the world’s largest wastewater recycling and purification system in California to the iconic Hoover Dam. According to Engineering News Record, in 2023, Shimmick was nationally ranked as a top ten builder of water supply (#6), dams and reservoirs (#7), and water treatment and desalination plants (#7). Shimmick is led by industry veterans, many with over 20 years of experience, and works closely with its customers to deliver complete solutions, including long-term operations and maintenance..

We selectively focus on the following types of infrastructure projects:

•
Water Treatment: We expand, rehabilitate, upgrade, build and rebuild water and wastewater treatment infrastructure, including desalination plants. We implement complex cleantech treatment technologies including ozonation, biological activated carbon, membrane filtration, reverse osmosis, chemical treatment, and oxidation. We also conduct facility commissioning. Our projects and solutions aim to ensure access to clean and safe drinking water, protect public health, and reduce waterborne diseases. Our work contributes to protecting the environment by removing pollutants and contaminants from wastewater before it is released back into ecosystems. Additionally, water treatment infrastructure supports sustainable water management, which conserves this precious resource for future generations.
•
Water Resources: We build, expand, and improve water storage and conveyance, dams, levees, flood control systems, pump stations, and coastal protection. We also upgrade and expand dams, levees and locks along our nation’s waterways to enable continued emissions-reducing movement of goods. Select projects of ours enable reliable water supply, generate hydroelectric power, and control flooding, ensuring water availability and energy security. Our work contributes to protecting communities from flood damage to safeguard lives, property, and infrastructure.
•
Other Critical Infrastructure: We build, retrofit, expand, rehabilitate, operate, and maintain our nation’s critical infrastructure, including mass transit, bridges, and military infrastructure. We work on projects that we believe are vital for economic growth, social connectivity, and accessibility. We believe our projects enable smooth and efficient movement of people and goods, foster trade, address environmental sustainability, and improve quality of life for individuals and communities.

As of September 29, 2023, we had a backlog of projects in excess of $1 billion, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

Our History and Initial Public Offering

Shimmick was founded in 1990 in California and operated as a regional infrastructure construction contractor throughout California for nearly 30 years. In 2017, AECOM acquired Shimmick and consolidated it with its existing construction services, which included former construction operations from Morrison Knudsen, Washington Group International, and others.

In January 2021, we were sold by AECOM and began operating as an independent company under new private ownership. After the transaction, we began a transformation to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business. We are also focusing more on smaller complex jobs that we can largely self perform and which we believe will have lower risk and higher margin.

As part of the transaction, we assumed the existing construction projects and backlog that were bid under AECOM’s strategy ("Legacy Jobs"). A subset of these projects have experienced significant cost overruns due to the COVID pandemic, design issues and other factors. On this subset, we have recognized the estimated cost to complete and the loss expected from these jobs. As these legacy loss jobs continue to completion no further gross margin will be recognized. Revenue recognized on these legacy loss jobs was $25 million and $29 million for the three months ended September 29, 2023 and September 30, 2022, respectively. Revenue recognized on these legacy loss jobs was $72 million and $76 million for the nine months ended September 29, 2023 and September 30, 2022, respectively.

On November 16, 2023, the Company completed its initial public offering of 3,575,000 shares of common stock at a price to the public of $7.00 per share (the “IPO”). The net proceeds to the Company from the IPO were approximately $23 million, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company. The Company’s common stock began trading on the NASDAQ Global Market on November 14, 2023.

Key Factors Affecting Our Performance and Results of Operations

We expect that our results of operations will be affected by a number of factors which have discussed below.

Weather, natural disasters and emergencies. The results of our business in a given period can be impacted by adverse weather conditions, severe weather events, natural disasters or other emergencies, which include, among other things, heavy or prolonged snowfall or rainfall, hurricanes, tropical storms, tornadoes, floods, blizzards, extreme temperatures, wildfires, post-wildfire floods and debris flows, pandemics and earthquakes. These conditions and events can negatively impact our financial results due to, among other things, the termination, deferral or delay of projects, reduced productivity and exposure to significant liabilities.

Seasonality. Typically, our revenue is lowest in the first quarter of the year because cold, snowy or wet conditions can create challenging working environments that are more costly for our customers or cause delays on projects. Second quarter revenue is typically higher than those in the first quarter, as some projects begin, but continued cold and wet weather can often impact productivity. Third quarter revenue is typically the highest of the year, as a greater number of projects are underway and operating conditions, including weather, are normally more accommodating. Project geographic location will also dictate how seasonality affects productivity and timing. Also, the holiday season and inclement weather can sometimes cause delays during the fourth quarter, reducing revenue and increasing costs.

Our Ability to Fulfill Backlog Orders. Our backlog consists of the estimated amount of services to be completed from future work on uncompleted contracts or work that has been awarded with contracts still being negotiated. It also includes revenue from change orders and renewal options. Most of our contracts are cancelable on short or no advance notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenues reflected in our backlog. Backlog amounts are determined based on target price estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our Ability to Obtain New Projects. We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to enter promising new markets. The potential customers conduct rigorous competitive processes for awarding many contracts. We will potentially face strong competition and pricing pressures for any additional contract awards from other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria.

Our Ability to Successfully Expand our Footprint. We review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in tight labor markets. We believe that by carefully positioning ourselves in markets that have meaningful barriers to entry, like those with highly technical or specialized scopes of work, we can continue to be competitive. For example, we target projects with significant, highly-technical work that we can self-perform. We believe this provides us with a distinct pricing advantage, as well as better risk management. In addition, as a result of federal and state-level infrastructure initiatives, we believe that funding for technical construction projects may exceed capacity, enabling us to opportunistically target smaller specialized projects with less risk at higher margins. We may be limited in our ability to expand our footprint by barriers to entry to new markets, competition, and availability of capital and skilled labor.

We primarily compete for new contracts independently, seeking to win and complete new projects directly for our customers. Our customers primarily award contracts using one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a “best value” proposal, where contracts are awarded based on a combination of technical qualifications, proposed project team, schedule, the ability to obtain surety bonds, past performance on similar projects and price, which we believe creates a barrier to entry. Contracts are principally awarded on a fixed-price basis, and we earn and recognize revenue using an input measure of total costs incurred divided by total costs expected to be incurred.

Our Ability to Obtain Approval of Change Orders and Successfully Pursue Claims. We are subject to variation in scope and cost of projects from our original projections. In certain circumstances, we seek to collect or assert claims against customers, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. Our experience has often been that public customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. However, this process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. Public customers may seek to impose contractual risk-shifting provisions more aggressively or there could be statutory and other legal prohibitions that prevent or limit contract changes or equitable adjustments.

Our Ability to Control Project Costs. Our costs primarily consist of payroll, equipment, materials, and other project related expenses. With a consistent focus on profitability by our management team, we leverage information technology and utilize financial systems to improve project execution and control costs. However, if we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract. Also, our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs. In addition, the market value of our equipment may unexpectedly decline at a faster rate than anticipated.

Our Ability to Control Selling General and Administrative Costs. As a result of our initial public offering, we will incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, stock exchange listing expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal and investor and public relations expenses. These costs will generally be selling, general and administrative expenses. We plan to implement the 2023 Omnibus Incentive Plan to align our equity compensation program with public company plans and practices, which is expected to increase our stock-based compensation expense.

Joint Ventures. We participate in various construction joint ventures in order to share expertise, risk and resources for certain highly complex, large, and/or unique projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on our analysis of their construction and financial capabilities, expertise in the type of work to be performed and past working relationships, among other criteria. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project. Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides administrative, accounting and much of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in some venture projects and are a non-sponsoring partner in others. We incur transaction and integration costs prior to fully realizing the benefits of acquisition synergies. Joint ventures often require significant investments before they begin operations and we incur many of these costs prior to realizing any gain on the investment in the joint venture. If we are unable to recoup these costs, it could have a significant impact on our business.

How We Assess Performance of Our Business

Revenue

We currently derive our revenue predominantly by providing infrastructure, operations and management services around the United States. We generally recognize revenue over-time as performance obligations are satisfied and control over promised goods or services are transferred to our customers.

Gross Margin

Gross margin represents revenue less contract costs. Contract costs consist of all direct and indirect costs on contracts, including raw materials, labor, equipment costs, and subcontractor costs.

Selling, General, and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries and personnel costs for our administrative, finance and accounting, legal, information systems, human resources and certain managerial employees. Additional expenses include audit, consulting and professional fees, travel, insurance, office space rental costs, property taxes and other corporate and overhead expenses.

Equity in Earnings of Unconsolidated Joint Ventures

Equity in earnings of unconsolidated joint ventures includes our return on investment in unconsolidated joint ventures.

Results of Operations

Three Months Ended September 29, 2023 compared to the Three Months Ended September 30, 2022

The following table sets forth selected financial data for the three months ended September 29, 2023 compared to the three months ended September 30, 2022:

	Three Months Ended				% of Revenue
	September 29,	September 30,			September 29,	September 30,
(In thousands, except percentage data)	2023	2022	$ Change	% Change	2023	2022
Revenue	$175,448	$184,367	$(8,919)	(5)%	100%	100%
Cost of revenue	158,436	171,222	(12,786)	(7)	90	93
Gross margin	17,012	13,145	3,867	29	10	7
Selling, general and administrative expenses	13,364	14,904	(1,540)	(10)	8	8
Amortization of intangibles	658	658	-	-	0	0
Total operating expenses	14,022	15,562	(1,540)	(10)	8	8
Equity in earnings of unconsolidated joint ventures	2,577	19,604	(17,027)	(87)	1	11
Gain (loss) on sale of assets	30,069	-	30,069	100	17	0
Income from operations	35,636	17,187	18,449	107	20	9
Other expense (income), net	805	(677)	1,482	(219)	0	(0)
Net income before income tax	34,831	17,864	16,967	95	20	10
Income tax expense	-	-	-	-	0	0
Net income	$34,831	$17,864	$16,967	95%	20%	10%

Net income

Net income increased by $17 million, or 96%, primarily driven by a gain on the sale of non-core business contracts of $30 million, increase in gross margin of $4 million, and a decrease in selling, general and administrative expenses of $2 million, partially offset by lower equity in earnings of unconsolidated joint ventures of $17 million.

Revenue

Revenue decreased $9 million, or 5%, primarily due to a $34 million decrease in revenue from Legacy Jobs, which includes a decrease of $4 million in legacy loss job revenue, as a result of jobs winding down, partially offset by an increase in post-AECOM Sale Transactions jobs of $25 million as a result of new jobs and jobs that were just ramping up in the prior year.

Gross margin

Gross margin increased $4 million, or 29%, primarily due to management’s shift in job-bidding strategy toward higher margin, lower risk jobs, resulting in a $9 million reduction in revenue discussed above, partially offset by a decrease of $13 million in cost of revenue primarily due to timing of work performed.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $2 million, or 10%, primarily due to a decrease in variable compensation expenses.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures decreased $17 million, or 87%, primarily due to a $14 million impact from the settlement of a claim for a rail transit project during the three months ended September 30, 2022 that did not re-occur during the three months ended September 29, 2023.

Gain on sale of assets

Gain on sale of assets was $30 million for the three months ended September 29, 2023, compared to no activity for the three months ended September 30, 2022, driven by the sale of non-core business contracts for $30 million as discussed in Note 5, Property, Plant and Equipment and Intangible Assets.

Other expense (income), net

Other expense (income), net was $1 million of expense for the three months ended September 29, 2023, compared to $1 million of other income in the three months ended September 30, 2022. Other expense, net in the three months ended September 29, 2023 was primarily related to interest expense on the Revolving Credit Facility while other income during three months ended September 30, 2022 was primarily driven by a change in the fair value of contingent consideration.

Income tax expense

Income tax expense was flat period over period. Due to an expected tax loss for 2023, no taxable income is anticipated for 2023, and no taxable income was recorded for the prior year three months ended, September 30, 2022. Therefore, no income tax expense was recorded for either period.

Nine Months Ended September 29, 2023 Compared to the Nine Months Ended September 30, 2022

The following table sets forth selected financial data for the nine months ended September 29, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended				% of Revenue
	September 29,	September 30,			September 29,	September 30,
(In thousands, except percentage data)	2023	2022	$ Change	% Change	2023	2022
Revenue	$494,744	$477,945	$16,799	4%	100%	100%
Cost of revenue	471,967	459,428	12,539	3	95	96
Gross margin	22,777	18,517	4,260	23	5	4
Selling, general and administrative expenses	45,867	43,833	2,034	5	9	9
Amortization of intangibles	1,974	1,974	-	-	0	0
Total operating expenses	47,841	45,807	2,034	4	10	10
Equity in earnings of unconsolidated joint ventures	9,570	58,380	(48,810)	(84)	2	12
Gain on sale of assets	31,749	-	31,749	100	6	0
Income from operations	16,255	31,090	(14,835)	(48)	3	7
Other expense, net	1,068	8,863	(7,795)	88	0	2
Net income before income tax	15,187	22,227	(7,040)	(32)	3	5
Income tax expense	-	1,257	(1,257)	-	0	0
Net income	$15,187	$20,970	$(5,783)	(28)%	3%	4%

Net income

Net income decreased by $6 million, or 28%, primarily due to lower equity in earnings of unconsolidated joint ventures of $49 million, and increases in selling, general and administrative expenses of $2 million, partially offset by a gain on the sale of non-core business contracts of $30 million, decreases in other expense, net of $8 million, and gross margin increase of $4 million.

Revenue

Revenue increased $17 million, or 4%, due to a $96 million increase in post-AECOM Sale Transactions jobs as a result of new jobs and jobs ramping up; partially offset by a $79 million decrease in Legacy Jobs from jobs winding down and unfavorable settlement of one of the Legacy Jobs, which includes a decrease of $4 million in legacy loss job revenue due to timing of work performed.

Gross margin

Gross margin increased $4 million, or 23%, primarily due to management’s shift in job-bidding strategy toward higher margin, lower risk jobs, resulting in a $17 million increase in revenue discussed above, partially offset by an increase of $13 million in cost of revenue primarily due to timing of work performed.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2 million, or 5%, primarily resulting from higher legal, accounting, professional services and other costs.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures decreased $49 million, or 84%, primarily due to a $56 million impact from the settlement of claims for three infrastructure projects during the nine months ended September 30, 2022 that did not re-occur in the nine months ended September 29, 2023.

Gain on sale of property, plant and equipment

Gain on sale of assets increased $32 million primarily driven by the sale of non-core business contracts for $30 million as discussed in Note 5, Property, Plant and Equipment and Intangible Assets as well as a gain on sale of an office building for $2 million.

Other expense, net

Other expense, net, decreased $8 million, or 88%, primarily driven by a loss of $10 million due to changes in fair value of contingent consideration from the AECOM Sale Transactions in 2022 compared to no change during 2023, offset primarily by interest expense of $1 million incurred on the Revolving Credit Facility in 2023 compared to no interest expense in 2022.

Income tax expense

No taxable income is anticipated for 2023, thus no income tax expense was recorded. In 2022, there was approximately $1 million of tax expense after accounting for the utilization of NOL carryforwards.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Therefore, to supplement our condensed consolidated financial statements, we provide investors with certain non-GAAP financial measures, including Adjusted net income and Adjusted EBITDA.

Adjusted Net Income

Adjusted net income represents Net income attributable to Shimmick Corporation adjusted to eliminate changes in fair value of contingent consideration, IPO and transaction-related costs, stock-based compensation, and legal fees and other costs for a legacy loss job.

We have included Adjusted net income in this Form 10-Q because it is a key measure used by our management and Board to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted net income provides useful information to investors and others in understanding and evaluating our results of operations.

Our use of adjusted net income as an analytical tool has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•
Adjusted net income does not reflect changes in, or cash requirements for, our working capital needs,
•
Adjusted net income does not reflect the potentially dilutive impact of stock-based compensation, and
•
other companies, including companies in our industry, might calculate Adjusted net income or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider Adjusted net income alongside Net income attributable to Shimmick Corporation, which is the most directly comparable GAAP measure.

Adjusted EBITDA

Adjusted EBITDA represents our net income attributable to Shimmick Corporation before interest expense (income), income tax expense (benefit) and depreciation and amortization, adjusted to eliminate changes in fair value of contingent consideration, IPO and transaction-related costs, stock-based compensation, and legal fees and other costs for a legacy loss job.

We have included Adjusted EBITDA in this Form 10-Q because it is a key measure used by our management and Board to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations.

Our use of Adjusted EBITDA as an analytical tool has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized might have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements,
•
Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs,
•
Adjusted EBITDA does not reflect the potentially dilutive impact of stock-based compensation,
•
Adjusted EBITDA does not reflect interest or tax payments that would reduce the cash available to us, and
•
other companies, including companies in our industry, might calculate Adjusted EBITDA or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider Adjusted EBITDA alongside Net income attributable to Shimmick Corporation, which is the most directly comparable GAAP measure. See reconciliation below:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2023	2022	2023	2022
Net income attributable to Shimmick Corporation	$34,567	$17,966	$14,930	$21,676
Changes in fair value of contingent consideration	(339)	56	11	9,556
IPO and transaction-related costs	230	700	1,797	2,739
Stock-based compensation	496	884	1,547	1,776
Legal fees and other costs for a legacy loss job (1)	1,708	2,092	6,346	8,695
Adjusted net income	$36,662	$21,698	$24,631	$44,442

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
(In thousands)	2023	2022	2023	2022
Net income attributable to Shimmick Corporation	$34,567	$17,966	$14,930	$21,676
Depreciation and amortization	4,637	4,005	13,186	11,856
Interest expense (income)	413	15	1,020	66
Income tax expense (benefit)	-	-	-	1,257
Changes in fair value of contingent consideration	(339)	56	11	9,556
IPO and transaction-related costs	230	700	1,797	2,739
Stock-based compensation	496	884	1,547	1,776
Legal fees and other costs for a legacy loss job (1)	1,708	2,092	6,346	8,695
Adjusted EBITDA	$41,712	$25,718	$38,837	$57,621

(1) Consists of legal fees and other costs incurred in connection with claims relating to a legacy loss job.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the nine months ended September 29, 2023 our capital expenditures were approximately $6 million compared to $8 million for the nine months ended September 30, 2022. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems and, in the future, our integration of any acquisitions and our compliance with laws and rules applicable to being a public company.

We have historically relied upon cash available through operating activities, in addition to credit facilities and existing cash balances, to finance our working capital requirements and to support our growth. On November 16, 2023, we completed our IPO pursuant to which we issued and sold an aggregate of 3,575,000 shares of common stock at a price to the public of $7.00 per share. We received aggregate net proceeds of approximately $19 million after deducting underwriting discounts and commissions of $2 million and other offering expenses of $4 million. We will continue to monitor the capital markets and may continue raising additional capital through the issuance of our common shares, authorized preferred shares or other securities.

We regularly monitor potential capital sources, including equity and debt financing, in an effort to meet our planned expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.

As is customary in our business, we are required to provide surety bonds to secure our performance under our contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. We have pledged proceeds and other rights under our contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds, and we believe our strong balance sheet position supports our ability to fulfill our surety bond requirements.

We believe that our operating, investing and financing cash flows are sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional expenditures will be required to conduct our operations. Furthermore, as a result of the completion of our IPO on November 16, 2023, we expect to incur additional costs associated with being a public company. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of expenditures and/or seek additional capital. If we seek additional capital, we may do so through joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the expenditures necessary to conduct our operations.

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	September 29, 2023	December 30, 2022
Revolving Credit Facility	$33,722	$-
Total debt	33,722	-
Unamortized debt issuance costs	(315)	-
Long-term debt, net	$33,407	$-

Revolving Credit Facility

On March 27, 2023, we entered into a Revolving Credit Facility Agreement (“Revolving Credit Facility”) with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023 and September 22, 2023. As amended, the Revolving Credit Facility provides for a total commitment of $35 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 4.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. Key financial covenants under the Revolving Credit Facility include maintaining a leverage ratio that does not exceed 1.75 to 1.0 and a minimum liquidity of $25 million. The Revolving Credit Facility Agreement matures on March 27, 2028. The Company is not aware of any instances of noncompliance with the key financial covenants as of December 19, 2023.

Following the IPO, we used the net proceeds we received from our IPO, together with cash on hand, to repay all outstanding borrowing under our Revolving Credit Facility. Subsequent to the repayment, we drew $20 million on our Revolving Credit Facility to fund working capital requirements.

Revolving Line of Credit

We had a $25 million Revolving Line of Credit with BMO Harris Bank, N.A., under which the Company had no outstanding borrowings as of September 29, 2023 or December 30, 2022. Borrowings under the Revolving Line of Credit bear interest at a rate based on SOFR or a combination of rates (prime rate, federal fund rate, and SOFR) at the Company’s election, with an added margin depending on the Company’s leverage ratio. The unused balance of the Revolving Line of Credit bears a commitment fee of between 0.25% and 0.40% per year, depending on the Company’s leverage ratio. Key financial covenants under the Revolving Line of Credit include maintaining a leverage ratio that does not exceed 2.0 to 1.0 and a minimum cash balance of $35 million. The Revolving Line of Credit terminated on March 27, 2023 upon the Company entering into the Revolving Credit Facility.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(64,776)	$(5,170)
Net cash provided by investing activities	13,153	8,751
Net cash provided by (used in) financing activities	32,694	(855)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,929)	2,726
Cash, cash equivalents and restricted cash, beginning of period	82,085	81,903
Cash, cash equivalents and restricted cash, end of period	$63,156	$84,629

Operating Activities

During the nine months ended September 29, 2023, net cash used in operating activities was $65 million, compared to net cash used in operating activities of $5 million for the nine months ended September 30, 2022. Cash flows used in operating activities were driven by reduced net income, adjusted for various non-cash items and changes in accounts receivable, due from unconsolidated joint ventures, contract assets, accounts payable, contract liabilities and accrued expenses balances (collectively, “Contract Capital”), as discussed below, accrued salaries and wages and other assets and liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations and timing in operating activities and Contract Capital. The changes in the components of Contract Capital during the nine months ended September 29, 2023 and September 30, 2022 were as follows:

	Nine Months Ended
	September 29,	September 30,
(In thousands)	2023	2022
Accounts receivable, net	$(12,012)	$26,630
Due from unconsolidated joint ventures	313	7,316
Contract assets	(10,134)	(36,133)
Accounts payable	24,221	2,883
Contract liabilities	(41,797)	(78,105)
Accrued expenses	(22,042)	19,273
Changes in Contract Capital, net	$(61,451)	$(58,136)

During the nine months ended September 29, 2023, the change in Contract Capital was $61 million, which was primarily driven by decreases in contract liabilities and accrued expenses. The Company’s Contract Capital fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the nine months ended September 29, 2023, net cash provided by investing activities was $13 million, which primarily consisted of cash proceeds from the sale of non-core business contracts of $30 million, proceeds from sale of property, plant and equipment of $5 million ($4 million due to sale of an office building), and return of investment in unconsolidated joint ventures of $4 million, partially offset by unconsolidated joint venture equity contributions of $20 million and purchases of property, plant and equipment of $6 million.

For the nine months ended September 30, 2022, net cash provided by investing activities was $9 million, which primarily consisted of a net working capital settlement in association with the AECOM Sale Transactions of $32 million and proceeds from sale of property, plant and equipment of $4 million, partially offset by unconsolidated joint venture equity contributions of $20 million, and purchases of property, plant and equipment of $8 million.

Financing Activities

For the nine months ended September 29, 2023, net cash provided by financing activities was $33 million, which primarily consisted of net proceeds from the Revolving Credit Facility borrowings of $34 million.

For the nine months ended September 30, 2022, net cash used in financing activities was $1 million, which primarily consisted of distributions to non-controlling interests.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. At September 29, 2023 and December 30, 2022, the total amount of standby letters of credit outstanding were $0 million and $8 million, respectively.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the three months ending December 29, 2023 through the fiscal years ending through December 31, 2027 of approximately $3 million, $10 million, $8 million, $3 million and $2 million, respectively, and approximately $3 million in the aggregate thereafter based on balances outstanding as of September 29, 2023.

Backlog

Our backlog consists of the remaining unearned revenue on awarded contracts, including our pro-rata share of work to be performed by unconsolidated joint ventures, less the joint venture partners’ pro-rata share of work to be performed by consolidated joint ventures. We include in backlog estimates of the amount of consideration to be received, including bonuses, awards, incentive fees, fixed-price awards, claims, unpriced change orders, penalties, minimum customer commitments on cost plus arrangements, liquidated damages and certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts. As construction on our contracts progresses, we increase or decrease backlog to take account of changes in estimated quantities under fixed-price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenue and costs, including completion penalties and bonuses. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer.

As of September 29, 2023, we had a backlog of projects in excess of $1 billion, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

As of
(In millions)	September 29, 2023
Backlog by customer type:
State and local agencies	$862
Federal agencies	163
Private owners	134
Total backlog	$1,159

As of
(In millions)	September 29, 2023
Backlog by contract type:
Fixed-price	$1,008
Cost reimbursable	151
Total backlog	$1,159

As of
(In millions)	September 29, 2023
Estimated backlog recognized:
0 to 24 months	$909
25 to 36 months	107
Beyond 36 months	143
Total backlog	$1,159

Off-Balance Sheet Arrangements

In our joint ventures, the liability of each partner is usually joint and several. This means that each joint venture partner may become liable for the entire risk of performance guarantees provided by each partner to the customer. Typically each joint venture partner indemnifies the other partners for any liabilities incurred in excess of the liabilities the other party is obligated to bear under the respective joint venture agreement. We are unable to estimate the maximum potential amount of future payments that we could be required to make under outstanding performance guarantees related to joint venture projects due to a number of factors, including but not limited to, the nature and extent of any contractual defaults by our joint venture partners, resource availability, potential performance delays caused by the defaults, the location of the projects, and the terms of the related contracts.

Critical Accounting Estimates

The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our condensed consolidated financial statements.

Revenue Recognition and Estimated Cost to Complete Projects

The Company recognizes revenue from signed contracts with customers, change orders (approved and unapproved) and claims on those contracts that we conclude to be enforceable under the terms of the signed contracts. Many of the Company’s contracts have one clearly identifiable performance obligation. However, some contracts provide the customer an integrated service that includes two or more of services associated with construction, operations and management. The determination of the number of performance obligations in a contract requires significant judgment and could change the timing of the amount of revenue recorded for a given period.

Determination of the contract price is dependent upon a number of factors, including the accuracy of a variety of estimates made at the balance sheet date, such as estimated costs at completion. Additionally, the Company is required to make estimates for the amount of consideration to be received, including variable compensation such as bonuses, awards, incentive fees, claims, unapproved change orders, unpriced change orders, penalties, and liquidated damages. The Company’s estimates of variable consideration and determination of whether to include such amounts in the contract price are based largely on the Company’s assessment of legal enforceability, anticipated performance, and any other information (historical and forecasted) that is reasonably available to the Company. Management continuously monitors factors that may affect the quality of its estimates, and makes adjustments accordingly.

The Company has numerous contracts that are in various stages of completion which require estimates to determine the forecasted costs at completion. Due to the nature of the work left to be performed on many of the Company’s contracts, the estimation of total cost at completion (“EAC”) for fixed-price contracts is complex, subject to many variables and requires significant judgment. Estimates of total cost at completion are made each period and changes in these estimates are accounted for prospectively as cumulative adjustments to revenue recognized in the current period. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated in the cost of revenue.

Change Orders

Contracts are often modified to account for changes in contract specifications and requirements. Most of the Company’s contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates are recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catch-up basis during the period the modification occurs and throughout the remainder of the contract.

Claims Recognition

Sometimes the Company seeks claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred. Costs attributable to claims from customers are treated as costs of contract performance as incurred. The transaction price does not include any amounts collected on behalf of third parties, such as sales tax.

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by the Accounting Standards Codification Topic 740 — Income Taxes (“ASC 740”). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the condensed consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Company recognizes deferred tax assets to the extent that its management believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, it will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we are an emerging growth company, we will, among other things:

•
not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act,
•
not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act,
•
not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act,
•
be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation and identification of critical audit matters,

•
be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and
•
be subject to reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data in the Prospectus.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We will continue to qualify as an emerging growth company until the earliest of:

•
the last day of our fiscal year following the fifth anniversary of the date of our initial public offering,
•
the last day of our fiscal year in which we have annual gross revenue of $1.235 billion or more,
•
the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt, and
•
the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (1) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700.0 million or more as of the last business day of our most recently completed second fiscal quarter, (2) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (3) have filed at least one annual report pursuant to the Exchange Act.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as we are a “smaller reporting company,” as defined in the Exchange Act.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer, concluded that as of September 29, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

As discussed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in the Prospectus, we identified material weaknesses in our internal control over financial reporting, which relates to the lack of a sufficient number of trained resources with assigned responsibilities and accountability for the design and operation of internal controls over financial reporting, lack of formal and effective controls over certain financial statement account balances, and lack of formal and effective controls over the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) principles including control environment, risk assessment, control activities, information and communications and monitoring which resulted in material adjustments in the preparation of our condensed consolidated financial statements as of and for the six months ended June 30, 2023 and July 1, 2022 and consolidated financial statements as of and for the fiscal years ended December 30, 2022 and December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weaknesses, management performed additional analyses and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in this Form 10-Q, in accordance with U.S. GAAP.

Management’s Plan to Remediate the Identified Material Weaknesses

To remediate the material weaknesses, we underwent an IPO readiness assessment which included a controls gap analysis.

We believe our current staff, which has changed over the last 12 months, possess public accounting reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting controls including estimate at completion (revenue), payroll, treasury/cash, property, plant and equipment and leases.

Based on the results of the IPO readiness assessment and management’s internal assessment, we designed and implemented key controls over financial reporting during the three months ended September 29, 2023. However, given the limited number of quarters since implementing the remediation plan such remediation has not been fully evidenced. Material weaknesses cannot be considered fully remediated until the improved controls have been in place and operate for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls.

Changes in Internal Control over Financial Reporting

With the exception of the controls implemented in response to the material weaknesses identified above, there were no changes to our internal control over financial reporting during the three months ended September 29, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 11 (Commitments and Contingencies), to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Initial Public Offering

On November 16, 2023, we completed our IPO, in which we issued and sold 3,575,000 shares of our common stock at an initial public offering price of $7.00 per share. We raised net proceeds of approximately $19 million, after deducting the underwriting discount of $2 million and offering expenses of $4 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-274870), as amended (the “Registration Statement”), declared effective by the SEC on November 13, 2023. Roth Capital Partners, LLC acted as representative of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As contemplated in the Registration Statement, we used the net proceeds of the offering, together with cash on hand, to repay all outstanding borrowing under our Revolving Credit Facility. There were no material change in the use of the net proceeds from our IPO from the expected use of proceeds described in the Registration Statement.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shimmick Corporation

Date: December 19, 2023	By:	/s/ Devin J. Nordhagen
Devin J. Nordhagen
Executive Vice President, Chief Financial Officer