Form 10-K
period 2023-12-29
Shimmick Corp
filed 2024-03-28
CIK 1887944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-41867

Shimmick Corporation

(Exact name of registrant as specified in its Charter)

Delaware	84-3749368
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Technology Drive Suite 300 Irvine, CA	92618
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 723-2021

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SHIM	NASDAQ

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of June 30, 2023, the last business day of its most recently computed second fiscal quarter, and therefore cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date. The registrant’s common stock began trading on the Nasdaq Global Market on November 14, 2023.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of March 25, 2024 was 25,575,344.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's definitive Proxy Statement relating to the registrant's 2024 annual meeting of stockholders, which definitive Proxy Statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

FORWARD-LOOKING STATEMENTS

Shimmick Corporation (“Shimmick”, “we”, “our”, “us”, “its” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K (“Form 10-K”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “project,” “will,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in this section and the section entitled “Risk Factors,” as well as those described from time to time in our future reports with the SEC (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K, in presentations, on our websites, in response to questions or otherwise. We believe these factors include, but are not limited to, the following:

•
our ability to accurately estimate risks, requirements or costs when we bid on or negotiate a contract,
•
the impact of our fixed-price contracts,
•
qualifying as an eligible bidder for contracts,
•
the availability of qualified personnel, joint venture partners and subcontractors,
•
inability to attract and retain qualified managers and skilled employees and the impact of loss of key management,
•
higher costs to lease, acquire and maintain equipment necessary for our operations or a decline in the market value of owned equipment,
•
subcontractors failing to satisfy their obligations to us or other parties or any inability to maintain subcontractor relationships,
•
marketplace competition,
•
our inability to obtain bonding,
•
our limited operating history as an independent company following our separation from AECOM,
•
disputes with our prior owner, AECOM, and requirements to make future payments to AECOM,
•
AECOM defaulting on its contractual obligations under agreements in which we are beneficiary,
•
our limited number of customers,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
adjustments in our contact backlog,

•
accounting for revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,
•
seasonality of our business,
•
pandemics and health emergencies,
•
commodity products price fluctuations and rising inflation and/or interest rates,
•
liabilities under environmental laws, compliance with immigration laws, and other regulatory matters, including changes in regulations and laws,
•
climate change,
•
deterioration of the U.S. economy, and
•
geopolitical risks, including those related to the war between Russia and Ukraine, the conflict in the Gaza strip, and the conflict in the Red Sea region.

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

PART I

Item 1. Business

Overview

We are a leading provider of water and other critical infrastructure solutions nationwide. We have a long history of successfully completing complex water projects, ranging from the world’s largest wastewater recycling and purification system in California to the iconic Hoover Dam. According to Engineering News Record, in 2023, Shimmick was nationally ranked as a top ten builder of water supply (#6), dams and reservoirs (#7), and water treatment and desalination plants (#7). Shimmick is led by industry veterans, many with over 20 years of experience, and works closely with its customers to deliver complete solutions, including long-term operations and maintenance.

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
•
Water Resources: We build, expand, and improve water storage and conveyance, including dams, levees, flood control systems, pump stations, and coastal protection. We also upgrade and expand locks and dams along our nation’s waterways to enable continued emission-reduced movement of goods. Select projects of ours enable reliable water supply, generate hydroelectric power, and control flooding, ensuring water availability and energy security. Our work contributes to protecting communities from flood damage to safeguard lives, property, and infrastructure.
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

As of December 29, 2023, we had a backlog of projects of approximately $1.1 billion, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, differentiating us from many of our competitors. Self-performance enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

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

In January 2021, we were sold by AECOM and began operating as an independent company under new private ownership ("AECOM Sale Transactions"). After the transaction, we began a transformation to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business. We are also focusing more on smaller complex projects that we can largely self-perform and which we believe will have lower risk and higher margin.

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

Our Customers

Our project revenue and contracts come primarily from public sector customers such as federal, state, and local governments, including water districts, sanitation districts, irrigation districts, and flood control districts. Government funding provides financial stability and reliability, as public projects are funded by entities with the authority to collect taxes and allocate funds. Diverse funding sources — grants, appropriations, loans, state and local taxes, and user fees — reduce dependence on a single source and enhance overall market stability.

Throughout our history, we have maintained and cultivated a strong presence in California. In 2023, more than half of our revenue was generated in California, the largest construction market in the United States. The amount of construction put in place for water infrastructure in California was almost $5 billion in 2023, according to Standard & Poor's. Our revenue from water projects in California was less than 10% of the total California water market, indicating ample opportunity for us to grow our market share in California, where we believe we possess significant competitive advantages.

For example, we have detailed knowledge of the California market and have developed long-standing relationships with significant customers, including public agencies across the state. In addition to long-standing relationships with our customers, our decades of industry experience have supplied us with deep knowledge of the local workforce, subcontractors, and suppliers throughout the state, which we believe provides us with a distinct pricing advantage and enables us to better manage risk.

We also have a long history of delivering solutions for the federal government, primarily building locks, dams, levees, and flood protection along the nation’s inland waterways and coasts. This work supports efficient transportation, which helps boost trade, reduce congestion on roads, and enhance our nation’s economy.

Our Growth Strategy

Following the AECOM Sale Transactions, we began a transformation to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business. We are beginning to see the benefits of that transition. Projects that were secured prior to the AECOM Sale Transactions, including large scale projects with higher risk and lower margins, are being worked off and replaced with smaller to mid-sized projects with less risk and higher margins. Our commitment to a renewed strategic focus on water infrastructure is demonstrated by the fact that we have repeatedly been ranked in the top ten for dams and reservoirs, water supply, and water treatment and desalination by Engineering News Record. Shimmick was again ranked in the top ten in these same sectors in 2023.

Our growth strategies are as follows:

Organically Grow Core Water and Critical Infrastructure Business. We seek to further expand our market share in water and other critical infrastructure to meet the nation’s needs for clean water, economic development, disaster mitigation, trade, and resilience. We anticipate a prolonged and growing demand for the markets we currently serve, due to, among other things, growing coastal populations, climate change, drought and severe weather events, and increased activity along the inland waterways, where, according to the most recent ASCE Report Card for Inland Waterways nearly 830 million tons of the nation’s goods are transported every year. Accordingly, we aim to increase the share of water projects as a percentage of our overall backlog. We plan to continue focusing on building infrastructure that meets our customer’s needs — like water reuse, recycling, and conservation — and capitalize on significant opportunities within our core market of California.

In the third quarter of 2023, Shimmick closed the sale of its Operations and Management Division. This strategic transaction allows Shimmick to further focus its efforts on growing its core water infrastructure business. The sale was an important step in our long-term strategy to focus our resources on core areas of our business in the water infrastructure market where we see the most potential for growth and innovation.

We believe that by carefully positioning ourselves in markets that have meaningful barriers to entry, as discussed below, we can realize meaningful advantages. We target projects requiring highly technical or specialized scopes of work or in our core market of California, where we can leverage our deep knowledge of and relationships with customers, workforces, subcontractors, and suppliers. We believe this provides us with a distinct pricing advantage, as well as better risk management.

Enhance Profitability. With a consistent focus on profitability by our management team and growing demand for critical infrastructure, we believe we can further enhance margins through disciplined project selection and bidding. We believe that the need and funding for projects may exceed the industry’s capacity, enabling us to opportunistically target smaller specialized projects with less risk at higher margins.

We maintain a disciplined project evaluation process during which we look at a wide range of factors when determining which projects to bid. Certain criteria are considered at each stage of the pursuit process, which may include project size, location, customer, scope of work, availability of resources, anticipated competition, and project duration, among others. We selectively bid on projects that we believe offer an opportunity to meet our profitability objectives or that offer the opportunity to strategically grow our market share. In addition, we review our bidding opportunities to attempt to minimize concentration of work with any one customer or in tight labor markets.

We also believe that complex projects require companies like ours to have specific technical experience, the ability to obtain surety bonds, a trained workforce, geographic presence in key markets, and specialty equipment. These requirements, among others, present certain barriers to entry, which limits competition and enables us to maintain selectivity and a desired level of profitability. Additionally, we believe the demand for services like ours is outpacing the industry’s ability to supply those services. As illustrated by several of the bids we won in 2023, we were one of just three bidders on the Folsom Dam for USACE, one of two bidders for Control Upgrades at Plant No. 2 for the Orange County Sanitation District, and the sole bidder on the Regional Water Reclamation Facility for the Elsinore Valley Municipal Water District.

Expand Service Offerings for Water and Critical Infrastructure Through Strategic Acquisitions. We intend to complement our organic growth through strategic acquisitions. We will opportunistically evaluate strategic acquisitions that would enable us to pursue complementary markets or enter new geographies where we do not have an existing footprint. Specifically, we plan to target companies that expand our existing solutions to provide additional capabilities along the water value chain, such as solutions for influent and effluent water conveyance, physical, chemical and/or biological water treatment, water testing, commissioning and operations and maintenance or other services which provide additional recurring revenue opportunities. Our industry includes a number of companies whose growth potential we believe has plateaued absent additional capital infusion or that otherwise may be seeking a liquidity event, which we believe presents opportunities for us to further our growth through strategic acquisitions. We believe with existing cash on hand, publicly traded stock and access to capital markets, will enable us to leverage our established platform and the acquisition experience of our management team positions us well to capitalize on future acquisition opportunities and accelerate our growth.

Our Projects

We have historically pursued publicly funded water and other critical infrastructure projects. These projects include water and wastewater treatment, water conveyance (pipes, pump stations, irrigation and drainage channels), water storage (dams, reservoirs, weirs), flood protection (levees, flood walls), and environmental projects (species protection, fish ladders, hatcheries), as well as other critical infrastructure. These projects enhance connectivity, trade and economic growth.

As noted above, we have the ability to self-perform virtually all aspects of the critical infrastructure projects we build. However, at times, we may enter into joint venture arrangements on certain projects where it is necessary or desirable to share expertise, risk and resources. The services we self-perform versus those we rely upon subcontractors and joint venture partners to perform vary from project to project. Our decision regarding whether to self-perform work required depends on multiple factors, including location, availability of subcontractors, availability of craft, size of project, risk management objectives, scope and cost of self-performing versus subcontracting. The work performed through joint venture arrangements is done on an integrated basis, meaning we and our joint venture partners operate as an integrated company with shared cost and risk. As of December 29, 2023, we had a backlog of projects of approximately $1.1 billion, approximately 10% of which are through our joint venture arrangements.

Water Treatment

Our experience in the water treatment space includes a wide range of treatment technologies. For example, for Orange County’s Groundwater Replenishment System Expansion, we delivered a three-step advanced process consisting of microfiltration, reverse osmosis and ultraviolet light with hydrogen peroxide to produce water that meets and exceeds state and federal drinking water standards. The new 30 million gallons daily expansion, completed in 2023, created an additional 31,000 acre-feet per year of new water supply and expanded the facility’s capacity to provide water for one million people.

Water Resources

According to Engineering News Record, we were the nation’s sixth largest builder of dams and reservoirs and seventh largest builder of water supply systems in 2023. These critical infrastructure projects control flooding, store and supply water, and improve water quality to meet public demands. We also improve locks along the nation’s inland waterways, enabling the efficient and emissions-reducing transportation of goods, supporting commerce, and connecting regions for economic growth and trade.

At the LaGrange Lock and Dam in Illinois, USACE chose us to perform a major rehabilitation of the more than 80-year-old dam along one of the main inland waterways. According to the most recent ASCE Report Card for inland waterways, barges transport nearly 830 million tons of the nation’s goods every year along these navigable rivers, canals, and channels. Additionally, we recently completed the Rapid Disaster Infrastructure program, building more than five miles of levees in Missouri to protect the area from flooding. A Shimmick-led joint venture also replaced an aging lock and dam and constructed the new Olmsted Dam on the Ohio River. With the Olmsted lock and dam replacement, economic net benefits to the nation are estimated to be more than $640 million annually, according to the same ASCE Report Card.

In California, as part of a joint venture, we recently secured a project for USACE to raise the main dam in Folsom. The project, set for completion in 2027, will enhance flood control by increasing temporary storage capacity of the reservoir by 43,000 acre-feet, reducing flood risk in the greater Sacramento area.

Other Critical Infrastructure

Critical infrastructure refers to the systems, assets, and facilities that are essential for the functioning and well-being of our nation. They are vital for maintaining national security, public health and safety, and economic stability. Disruptions or failures in critical infrastructure can have significant consequences and impact the functioning of society. Our most recent example of critical infrastructure delivered for the military was the Point Loma Navy Fuel Pier Replacement. This project was necessary to ensure the safe and efficient refueling of naval ships and to meet current operational and safety standards. We demolished and removed the existing pier, installed a new fueling pier, and performed other security improvements to enhance the Navy’s ability to maintain its fleet of surface ships, submarines, and other vessels.

Our Industry

Several long-term trends, including the impact of climate change, the deterioration of aging infrastructure, and coastal population growth, have resulted in a renewed focus on infrastructure development and funding in the United States. Droughts and flooding in the west, along with extreme weather along coastal states, have demonstrated the need for expanded water and storm water infrastructure, flooding mitigation and disaster recovery efforts. In addition, our nation’s infrastructure, much of it built more than 50 years ago, has deteriorated over the last several decades.

The demand for water infrastructure stems from multiple factors driving the need for reliable water management systems. Growing urbanization and industrialization have amplified water consumption, putting pressure on existing water supply networks. Furthermore, aging infrastructure in many regions requires significant upgrades and modernization to ensure clean water delivery, effective flood control, and efficient navigation.

Critical infrastructure ensures the efficient movement of goods and people, supports economic growth, and enhances connectivity between regions. Major economic drivers for these projects include increasing international trade, urbanization, and population growth. As governments and private entities continue to invest in upgrading and expanding infrastructure to meet these demands, opportunities for innovative solutions and technologies are expected to flourish.

Based on these and other factors, we believe that demand for construction and ongoing maintenance of water and other critical infrastructure projects will continue to increase.

Water Treatment

In the United States, the delivery of drinking water, wastewater treatment, and stormwater services rely on a comprehensive network of treatment plants, pumps, pipes, storage facilities, and other essential components. According to an ASCE Report, more than 50,000 drinking water systems distribute 39 billion gallons of drinking water to U.S. homes, industries, and other businesses. These systems are regulated by the EPA and state agencies under the Safe Drinking Water Act. The drinking water systems in the United States have been assessed as poor/at-risk, with a grade of C- by the ASCE.

With over 16,000 publicly owned wastewater treatment systems, centralized plants are expected to handle a larger share of wastewater treatment due to urban growth. These systems are currently operating at an average of 81% of their design capacity, with 15% exceeding capacity. Many systems built in the 1970s under the Clean Water Act are reaching the end of their expected 40- to 50-year lifespan. Nationwide, water pipes average 45 years old, and some components are over a century old, despite an expected lifespan of 50 to 100 years.

Water Resources

According to the America’s ASCE Infrastructure Report Card, there are over 91,000 dams with an average age of 57 years across the U.S. Approximately 15,600 dams in the United States are classified as high-hazard structures, with an estimated rehabilitation cost for non-federal dams of nearly $20 billion.

The inland waterway network in the United States is comprised of approximately 12,000 miles of inland navigation channels as well as an additional 11,000 miles of intracoastal waterways owned and operated by the USACE. Most of the locks and dams are well past their 50-year design life. According to the ASCE’s 2021 America’s Infrastructure Report Card, the USACE backlog of authorized projects that are waiting for appropriations funding, which includes the nation’s inland waterway locks and dams, is $6.8 billion. The ASCE reports a navigation backlog of $2.7 billion annually in unmet maintenance work activities. Estimates show the need to rehabilitate federal dams is approximately $27.6 billion.

Industry Drivers and Trends

We believe our core markets of water and other critical infrastructure are in the midst of a prolonged expansion, driven by several macro-economic and geopolitical trends, including the following:

Climate change and extreme weather events. The U.N. Intergovernmental Panel on Climate Change 2023 report highlighted that climate change has affected water security due to warming, changing precipitation patterns, and greater frequency and intensity of climatic extremes. Sea-level rise, droughts and flooding continue to affect highly populated areas, including coastal populations. As of October 2023, the U.S. National Oceanic and Atmospheric Administration (“NOAA”) indicated that more than 90 million people are currently being affected by droughts and 40 states are experiencing moderate droughts or worse. At the same time, other parts of the country are seeing extreme flooding. According to NOAA, there were 40 tropical cyclone and flooding events in the United States from 2013 to 2023, with an aggregate cost of approximately $730.0 billion.

In coastal regions, rising sea levels and storm surges pose risks to low-lying areas. For example, California has a coastal population of more than 25 million people according to the Office of Coastal Management’s 2023 estimate, which is anticipated to be significantly affected by climate change.

Aging infrastructure. Our nation’s infrastructure — much of it built more than 50 years ago — has deteriorated over the last several decades and is in need of major upgrades and expansions. In its 2021 America’s Infrastructure Report Card, the ASCE graded America’s overall infrastructure as a C- with many of our target markets graded in the Ds. The report estimated that the cumulative needed investment in infrastructure in the United States for the 10 years from 2020 to 2029 was in excess of $2.6 trillion. The ASCE report estimated that by 2039, failure to improve our infrastructure could cost over $10.0 trillion in lost U.S. GDP.

Additionally, the replacement of old, lead pipes is required to protect public health. The EPA estimates that 9 million lead pipes currently deliver drinking water to homes and businesses across the U.S., putting millions at risk for neurological damage and coronary heart disease. Recognized as a serious public health risk, the IIJA includes $15 billion to replace lead pipes across the United States.

Increasing regulations to safeguard public health and address contaminants. Given the widespread exposure to perfluoroalkyl and polyfluoroalkyl substances ("PFAS") — harmful, long-lasting chemicals that have been found in our nation’s water supply — state legislatures and the federal government are acting to mitigate the public health impacts and environmental degradation that these chemicals have caused, according to the National Conference for State Legislatures. The IIJA dedicates $10 billion in funding for communities impacted by emerging contaminants in water, including PFAS. In 2021, the EPA released a PFAS roadmap to prevent unsafe new PFAS chemicals from entering the market and protect public health.

As part of this roadmap, in 2023 the EPA took steps to designate PFAS chemicals as hazardous substances under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). CERCLA establishes liability for owners, operators, generators and others, potentially making entities that handle designated PFAS liable for recovery and remediation costs related to PFAS. In December 2023, the EPA released its second annual progress report which highlights the agency’s enhanced use of regulations to improve data on how PFAS are released and used .

Water conservation and efficiency. According to a 2021 Nasdaq report, contracts for water reuse have surpassed those for desalination. Water recycling offers cost savings, lower energy requirements, and enhanced environmental benefits. In addition to being more economical than desalination, it minimizes the necessity for expanding production capacity and transforms wastewater treatment plants from cost centers into profit centers.

Insurance and Bonding

All of our buildings and equipment are covered by insurance, which our management believes to be adequate. In addition, we maintain general liability, workers’ compensation and excess liability insurance, all in amounts consistent with our risk of loss and industry practice.

As a normal part of the construction business, we generally are required to provide various types of surety and payment bonds that provide an additional measure of security for our performance on public contracts. Typically, a bidder for a contract must post a bid bond for 5% to 10% of the amount bid, and on winning the bid, must post a performance and payment bond for 100% of the contract amount. Our ability to obtain surety bonds depends upon our capitalization, working capital, aggregate contract size, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our backlog that we have currently bonded and their current underwriting standards, which may change from time to time.

The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Some of our competitors may be limited in the projects they can bid because of bidding and bonding capacity constraints. Our track record of successful project execution and our balance sheet position, provide us with adequate bidding and bonding capacity, which allows us to bid a large number of projects simultaneously. Historically and primarily, Liberty Mutual Group and Berkshire Hathaway have provided us with surety bonding.

Joint Ventures

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

Sustainability and Corporate Responsibility

Environmental

Our work directly addresses the nation’s need for reliable and resilient infrastructure, particularly in water end-markets. Our projects contribute to protecting water sources and enhancing water supply reliability to meet the growing demand for safe and clean water. Our water infrastructure solutions incorporate advanced systems for treating and repurposing wastewater, reducing strain on freshwater resources and alleviating the burden on local ecosystems. By maximizing water efficiency, these projects contribute to conserving water resources for future generations.

We also deliver projects that protect vulnerable regions from flooding. We build state-of-the-art flood control systems to mitigate the impact of natural disasters and sea-level rise to communities. Our goal is to deliver solutions to meet our customers’ needs for resilient infrastructure. Additionally, our work along the nation’s inland waterways enables the efficient and emissions-reducing transportation of goods, supporting commerce, and connecting regions for economic growth and trade.

Social

Our focus on corporate responsibility is not limited to sustainability. We also prioritize social responsibility across our operations and deploy operational best practices across all of our projects. These best practices, tools, and techniques have been developed for key areas of Shimmick’s operations. One of these key areas is Safety, Health, and Environmental (“SH&E”). As our #1 core value, Safety is our foremost concern, and we maintain stringent safety standards to protect our employees and the communities we serve.

We seek to achieve SH&E success through a comprehensive, internal program that incorporates SH&E standards and innovative techniques, with the ultimate goal of achieving zero work-related injuries or illnesses and preventing damage to property and the environment. Shimmick’s SH&E program includes specific guidelines to protect people and the environment and includes environmental compliance maps, environmental impact assessments, environmental management plans, environmental compliance checklists, and workflows outlining how to manage environmental compliance.

We aim to create an inclusive and equitable workplace to harness the power of different perspectives and drive innovation. For example, in 2021, Shimmick established a mission to empower and support women by providing professional and personal development opportunities. We founded Women at Shimmick, an employee resource group charged with improving the experiences of women at Shimmick, providing programs, events, activities, and other opportunities for professional and personal development for women. The group aims to build awareness of women’s experience among the general employee population, recruit and retain more high performing women, and increase the number of women in leadership positions. In the group’s first year, survey results indicated improvement in key areas including welcoming, leadership and development opportunities, building awareness, and recognition.

All employees are responsible for maintaining a respectful workplace free of unlawful discrimination, harassment, and retaliation. We do not tolerate discrimination, and any employee who witnesses or observes discrimination or harassment is encouraged to report it. We maintain an ethics hotline that employees can use to report incidents confidentially and without fear of retaliation. This helps promote a culture of integrity and increase trust in leadership.

Additionally, we have a proven track record of partnering with small and diverse business partners to provide maximum practicable subcontracting opportunities for them. We have a dedicated team of small business and supplier diversity program managers and exceptional year-over-year subcontracting performance. We provide a robust outreach program that includes an evolving Mentor-Protégé Program. We are committed to achieving subcontract objectives that are realistic, challenging, and attainable. Our commitment to small and diverse business participation is demonstrated by the awards and recognition received throughout our history.

Governance

Finally, our governance framework is intended to maintain a close alignment of our interests with those of our stakeholders and to ensure transparency, ethical conduct, and accountability. Our board of directors comprises experienced professionals who provide strategic guidance and oversight.

Human Capital Management

Shimmick is focused on hiring and retaining highly talented employees with diverse backgrounds and empowering them to both grow their careers and create value for our stockholders. Our success is dependent on employee understanding of and investment in their role in that value creation. Our chief executive officer periodically leads employee meetings intended to reinforce the importance of our core values and regularly meets with small groups of employees to receive their feedback on our business. Our employees are responsible for upholding our mission, values, strategy and talent leadership expectations.

It is important to us that our employees are engaged in our mission to drive our business forward, to recruit from their networks, and to envision a long tenure with us. We provide information to employees no less than quarterly on our core values, strategic plan and financial results. In addition to soliciting feedback through employee surveys, we continuously evaluate our employees’ level of engagement by visiting projects and asking open- ended questions. We also evaluate our employees’ engagement via formal surveys or similar tools on a periodic basis. We care about our employees’ experience and care about them as individuals who are motivated in different ways. Based on the feedback received from employees, we have developed multiple strategic initiatives focused on culture, specifically on promoting a positive employee experience, as well as focusing on career development and engagement to attract and retain the best talent in the industry.

We adhere to a blended learning approach with the understanding that our people learn from experiences (on the job and in life), from other people (mentors or supportive managers), and by participating in formal learning and training programs. We acknowledge that learning is highly individualized and needs to be offered in a way that is most conducive to a specific learner’s needs and learning objectives. We run a periodic education series which includes internal and external speakers presenting topics of interest that are relevant to our employees. We provide multiple learning solutions which cover a wide range of areas such as diversity and inclusion training, leadership skills, safety training, financial knowledge, technology training and presentation skills.

Managers hold performance conversations with their employees on a periodic basis to ensure they receive the performance feedback they deserve, to allow managers to obtain insight into how to support the development of their teams, and to ensure that performance expectations are clear and aligned with the Company’s strategic objectives. We also promote continuous dialogue between managers and employees in addition to these formal touchpoints.

We provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers, including by obtaining advanced degrees or professional certifications. We compensate our employees according to our fair remuneration policies and believe in paying for performance. Accordingly, some employees may receive a portion of their compensation in the form of equity.

We encourage our employees to contribute their time to support various community and charitable activities and sponsor several local community organizations. Recently, Shimmick launched a volunteer time off program that provides eight hours of paid time off to volunteer. In addition to competitive base salaries, cash bonuses, and stock options for the majority of management, we are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings so that we meet the various needs of our employees and their families. Despite a healthcare environment that is facing rising costs, we continue to pay the majority of the cost of our employees’ healthcare insurance.

We take a values-driven, broad view of diversity and inclusion. We believe that fostering an internal climate that is supportive and allows people of all backgrounds to flourish lends itself to the highest levels of company performance and facilitates the attraction and retention of best-in-class talent. We also believe it is inherently the right way to conduct business. We support an innovative, creative culture where people can bring their best and most authentic selves to work. Employees who hold divergent opinions are encouraged to voice their views. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data and engagement and inclusion indices.

Decisions regarding staffing, selection, and promotions are made on the basis of individual qualifications related to the requirements of the position. We are committed to identifying and developing the talents of our next generation of leaders. We endeavor to select qualified individuals from a diverse pool of candidates derived from broad outreach efforts when we are recruiting. We are committed to the sourcing and/or promotion of highly- qualified women, people of color and other under-represented groups for management and board positions. We are also challenging ourselves to better support our female and underrepresented employees in their onboarding, training, development and progression within the Company.

As of December 29, 2023, we had more than 1,300 employees. We are party to collective bargaining agreements covering a majority of our craft workforce. See “Risk Factors – Risks Related to Our Business and Industry – Strikes or work stoppages could have a negative impact on our operations and results.”

Our business is dependent upon a readily available supply of management, supervisory and field personnel. In the past, we have been able to attract sufficient numbers of personnel to support the growth of our operations.

Training and Safety

We place the highest emphasis on the safety of the public, our customers and our employees. Safety is the #1 Shimmick core value. We begin meetings with safety messages and conduct extensive training programs, which have allowed us to maintain a high safety level at our worksites. All new employees undergo an initial safety orientation, and for certain types of projects, we conduct specific hazard training programs. Our project foremen and superintendents conduct weekly on-site safety meetings, and our full-time safety inspectors make random site safety inspections and perform assessments and training if infractions are discovered. In addition, our superintendents and project managers are required to complete an OSHA-approved safety course. Thanks to these efforts, our incident rate is trending well below industry average and represents our continuing effort to improve our culture of safety. For instance, according to the Bureau of Labor Statistics, the average rate of recordable incidents for the construction industry in 2022, the most recent data published, was 2.4 per 100 employees. Shimmick’s most recent average rate of recordable incidents for the most recently completed fiscal year 2023 is notably lower, at 1.5 per 100 employees.

Government and Environmental Regulations and Climate Change Matters

We are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. We also are subject to compliance with numerous other laws and regulations of federal, state and local agencies and authorities, including those relating to workplace safety, wage and hour and other labor issues (including the requirements of the OSHA and comparable state laws), immigration controls, vehicle and equipment operations and other aspects of our business. In addition, most of our construction contracts are entered into with public authorities, and these contracts frequently impose additional requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses. We continually monitor our compliance with these laws, regulations and other requirements. While compliance with existing laws, regulations and other requirements has not materially adversely affected our operations in the past, and we are not aware of any proposed requirements that we anticipate will have a material adverse impact on our operations, there can be no assurance that these requirements will not change or that compliance will not otherwise adversely affect our operations in the future. While we typically pass any costs of compliance through to our customers under the applicable project agreement, either directly or as part of our estimate depending on the type of contract, there can be no assurance that we will not incur compliance expenses in the future that materially adversely affect our results of operations. In addition, some operations require operating permits granted by governmental agencies.

The diesel particulate and nitrogen oxide emissions produced by the vehicles and other equipment used in our operations are subject, among other things, to the regulations of the California Air Resources Board (“CARB”). Certain CARB regulations require California equipment owners/operators to meet progressively more restrictive emission targets that require California off-road and on-road diesel equipment owners to retrofit equipment with diesel emission control devices or replace equipment with new engine technology, which will result in higher equipment-related expenses. In general, we have maintained compliance with the regulations by replacing our existing equipment as it reaches the end of its useful life with new equipment that meets or exceeds the requirements of the CARB regulations. Accordingly, we have not incurred material incremental expenses to comply with the regulations.

As is the case with other companies in our industry, some of our aggregate materials products contain varying amounts of crystalline silica, a common mineral. Furthermore, some of our construction and materials processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with respiratory disease (including silicosis). OSHA has established occupational thresholds for crystalline silica exposure as respirable dust. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular. We have not incurred material expenses in connection with these compliance activities.

Although we do not generate large amounts of solid wastes, we occasionally dispose of solid wastes on behalf of customers. Solid wastes, which may include hazardous solid wastes, are subject to the requirements of the federal Solid Waste Disposal Act, the federal Resource Conservation and Recovery Act (the “RCRA”), and comparable state statutes.

From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous solid wastes. Moreover, it is possible that additional solid wastes will in the future be designated as “hazardous wastes.” Hazardous solid wastes are subject to more rigorous and costly disposal requirements than are non-hazardous solid wastes. Generally, under the applicable project agreement, the customer, as the generator of the waste, is at risk for its proper disposal. We typically pass the cost of disposal through to our customers under such agreement.

Certain environmental laws impose substantial penalties for non-compliance and others, such as CERCLA, and comparable state laws, impose strict, retroactive, joint and several liability upon persons that contributed to the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these persons may be liable for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. We may be required to remediate contaminated properties currently or formerly owned or operated by us, regardless of whether such contamination resulted from the conduct of others or from the consequences of our own actions that complied with applicable laws at the time those actions were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended.

In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the SH&E impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to the construction industry could continue, resulting in increased costs of doing business and consequently affecting profitability.

We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. To the extent that laws are enacted or other governmental action is taken that restricts our operations or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, financial condition or results of operations could be materially adversely affected.

The potential impact of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensity and temperature levels. Our results of operations are significantly influenced by weather and major changes in historical weather patterns could significantly impact our future results of operations. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity and increases in certain other costs, which could negatively results of operations.

Available Information

Our corporate website address is http://www.shimmick.com. On our investor relations webpage (https://investors.shimmick.com), we make available, free of charge, our SEC reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website the Shimmick

Code of Business Conduct and Ethics, our corporate governance guidelines, and the charters for the Compensation and Human Capital, Audit, and Nominating and Corporate Governance Committees of the board of directors. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 1A. Risk Factors.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Projects

•
the nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, continuing operating cost inflation and potential claims for liquidated damages,
•
design-build contracts subject us to the risk of design errors and omissions,
•
we could incur material costs and losses as a result of claims that our materials do not meet regulatory requirements or contractual specifications,
•
force majeure events, such as natural disasters, epidemics, pandemics and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows,
•
our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects,

Risks Related to Our Business and Industry

•
an inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue,
•
although the water infrastructure market is relatively less susceptible to fluctuations in the market, economic downturns or reductions in government funding of infrastructure projects could reduce our revenue and profits and have a material adverse effect on our results of operations,
•
our limited operating history as an independent company following our separation from AECOM,
•
disputes with our prior owner, AECOM, and requirements to make future payments to AECOM,
•
violations or alleged violations of government regulations, requirements and statutes, including the False Claims Act, relating to our government contracts could have a material adverse effect on our business,
•
our dependence on a limited number of customers could adversely affect our business and results of operations,
•
our dependence on subcontractors and suppliers of materials could increase our costs and impact our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flows,
•
acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction,
•
amounts included in our backlog may not result in actual revenue or translate into profits, as our backlog is subject to cancellation and unexpected adjustments,
•
our use of the input method of revenue recognition based on costs incurred relative to total expected costs could result in a reduction or reversal of previously recorded revenue and profits,
•
pandemics and public health emergencies could materially disrupt our business and negatively impact our results of operations, cash flows and financial condition,

•
both we and our customers use certain commodity products that are subject to significant price fluctuations, and these fluctuations may have a material adverse effect on both our and our customers’ financial condition, results of operations and cash flows, as well as our customers’ investment decisions,

Risks Related to Legal and Governmental Regulation

•
our failure to comply with the regulations of Occupational Safety and Health Administration (“OSHA”) and state and local agencies that oversee transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects,
•
a change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our business, financial condition, results of operations, and cash flows,

General Risk Factors

•
a failure to fully or promptly recover customer claims could have a material adverse impact on our liquidity and financial results,
•
although climate change and increasing regulations often drive demand for water infrastructure, climate change, and related legislative and regulatory responses to climate change, may have a long- term impact on our business,
•
deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations, and

Risks Related to the Securities Markets and Ownership of Our Common Stock

•
because we are a “controlled company” under the listing standards of Nasdaq and the rules of the SEC, our stockholders do not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies,
•
we do not anticipate paying any cash dividends in the foreseeable future, so if our share price does not appreciate, our investors may not experience gains and could potentially lose on their investment in our shares
•
provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management,
•
our amended and restated charter documents provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us,
•
our disclosure controls and procedures may not prevent or detect all errors or acts of fraud, and
•
we are an emerging growth company and a smaller reporting company, and because we take advantage of specified reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, our financial statements may not be comparable to companies that comply with public company effective dates, which may make our common stock less attractive to investors.

Risks Related to Our Projects

If we are unable to accurately estimate the overall risks, requirements or costs when we bid on or negotiate a contract that is ultimately awarded to us, we may achieve a lower than anticipated profit or incur a loss on the contract.

The majority of our revenue and backlog is derived from fixed unit price contracts and lump sum contracts. The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, continuing operating cost inflation and potential claims for liquidated damages. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual per unit costs. We realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenue exceed actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our business, financial condition, results of operations and cash flows.

The costs incurred and gross margin realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•
on site conditions that differ from those assumed in the original bid or contract,
•
failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract,
•
contract or project modifications creating unanticipated costs not covered by change orders,
•
failure by our suppliers, subcontractors, designers, engineers, joint venture partners, or customers to perform their obligations,
•
delays in quickly identifying and taking measures to address issues which arise during contract execution,
•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials, as well as fuel and lubricants for our equipment,
•
claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part,
•
difficulties in obtaining required governmental permits or approvals,
•
availability and skill level of workers in the geographic location of a project,
•
citations issued by any governmental authority, including OSHA,
•
unexpected labor conditions or work stoppages,
•
changes in applicable laws and regulations,
•
delays caused by weather conditions,
•
fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners or customers or our own personnel, and
•
mechanical problems with our machinery or equipment.

Many of our contracts with public sector customers contain provisions that purport to shift some or all of the above risks from the customer to us, even in cases where the customer is partly at fault. Our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. However, public sector customers may seek to impose contractual risk-shifting provisions more aggressively or there could be statutory and other legal prohibitions that prevent or limit contract changes or equitable adjustments, which could increase risks and adversely affect our business, financial condition, results of operations and cash flows.

Our customers may be adversely affected by market conditions and economic downturns, which could impair their ability to pay for our services.

Economic downturns could reduce capital expenditures in the industries we serve, which could result in decreased demand for our services. The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets may reduce the availability of debt or equity financing for our customers, causing them to reduce capital spending. This has resulted, and in the future could result, in cancellations of projects or deferral of projects to a later date. Such cancellations or deferrals could materially and adversely affect our results of operations, cash flows and liquidity. These conditions could also make it difficult to estimate our customers' demand for our services and add uncertainty to the determination of our backlog. In addition, our customers are negatively affected by economic downturns that decrease the need for their services or the profitability of their services. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may outsource less work. A decrease in related project work could negatively impact demand for the services we provide and could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Many of our customers are regulated by federal, state and local government agencies, and the addition of new regulations or changes to existing regulations may adversely impact the demand and profitability of our services.

Many of our customers are regulated by federal, state and local government agencies. These agencies could change the way in which they interpret the application of current regulations and/or may impose additional regulations. Interpretative changes or new regulations having an adverse effect on our customers and the profitability of the services they provide could reduce demand for our services, which could adversely affect our results of operations, cash flows and liquidity. Any future restrictions or regulations that might be adopted could lead to operational delays, increased operating costs for our customers, reduced capital spending and/or delays or cancellations of future infrastructure projects, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our business depends on our ability to qualify as an eligible bidder under federal, state or local government contract criteria and to compete successfully against other qualified bidders in order to obtain federal, state or local government contracts.

Federal, state and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will potentially face strong competition and pricing pressures for any additional contract awards from other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under federal, state or local government contract criteria could preclude us from competing for certain other government contract awards. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain federal, state or local government contracts and to win those contracts, could materially adversely affect our business, operations, revenue and profits.

Government contracts generally are subject to a variety of governmental regulations, requirements and statutes, the violation or alleged violation of which could have a material adverse effect on our business.

A majority of our total revenue is derived from contracts funded by federal, state and local government agencies and authorities. Government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Further, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government's convenience any time prior to their completion. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (whistle blower) litigation brought by private individuals on behalf of the government under the False Claims Act ("FCA"), which could include claims for up to treble damages.

On November 1, 2023, the Company's subsidiary, SCC, was served with a Civil Investigative Demand ("CID") from the Department of Justice ("DOJ") pursuant to the FCA seeking information from SCC. The CID explains that the government is conducting an FCA investigation concerning whether the SCC, submitted, or caused to be submitted, false claims to the U.S. Government for work that was not performed and/or did not meet the requirements of the contract/task order awarded by the U.S. Army Corps of Engineers for the L 536 Levee Restoration Project on which SCC was a subcontractor. No claims have been asserted against SCC or us at this time and we intend to fully cooperate with the DOJ in its investigation.

The CID seeks information relating to our corporate structure, our relationship with the prime contractor, ATS, and the identity of employees or contractors of SCC and its affiliates involved in the project, among other things. The underlying project was bid on and awarded to ATS prior to the AECOM Sale Transaction when the Company was a wholly owned subsidiary of AECOM.

We believe that all work required to be performed under the contract has been performed, and that the requirements under the contract have been satisfied. Accordingly, we believe that no violations of the False Claims Act relating to this matter have been committed by SCC, and that the CID and related inquiry will not have a material impact on our business, financial condition or results of operations.

Further, if we fail to comply with any of the regulations, requirements or statutes or if we have a substantial number of accumulated OSHA, Mine Safety and Health Administration or other workplace safety violations, our existing government contracts could be terminated and we could be suspended from government contracting or subcontracting, including federally funded projects at the state level. Should one or more of these events occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Government contractors are subject to suspension or debarment from government contracting.

Our substantial dependence on government contracts exposes us to a variety of risks that differ from those associated with contracts with private owners. Various statutes to which our operations are subject, including the Davis-Bacon Act (which regulates wages and benefits), the Walsh-Healy Act (which prescribes a minimum wage and regulates overtime and working conditions), Executive Order 11246 (which establishes equal employment opportunity and affirmative action requirements) and the Drug-Free Workplace Act, provide for mandatory suspension and/or debarment of contractors in certain circumstances involving statutory violations. In addition, our federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations ("FAR"). These regulations can limit the recovery of certain specified indirect costs on contracts and subject us to ongoing multiple audits by government agencies such as the Defense Contract Audit Agency ("DCAA"). Audits by the DCAA and other agencies consist of reviews of our overhead rates, operating systems and cost proposals to ensure that we have accounted for such costs in accordance with the Cost Accounting Standards of the FAR ("CAS"). If the DCAA determines that we have not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future, which could adversely impact our business, financial condition, results of operations and cash flows.

Further, FAR and various state statutes provide for discretionary suspension and/or debarment in certain circumstances that might call into question a contractor's willingness or ability to act responsibly, including as a result of being convicted of, or being found civilly liable for, fraud or a criminal offense in connection with obtaining, attempting to obtain or performing a public contract or subcontract. The scope and duration of any suspension or debarment may vary depending upon the facts and the statutory or regulatory grounds for debarment and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our success depends on attracting and retaining qualified personnel, joint venture partners, advisors and subcontractors in a competitive environment.

The success of our business is dependent on our ability to attract, develop and retain qualified personnel, joint venture partners, advisors and subcontractors. Changes in general or local economic conditions and the resulting impact on the labor market and on our joint venture partners may make it difficult to attract or retain qualified individuals in the geographic areas where we perform our work. If we are unable to provide competitive compensation packages, high-quality training programs and attractive work environments or to establish and maintain successful partnerships, our ability to profitably execute our work could be adversely impacted.

We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all illegal immigrants who work for us. Our failure to identify illegal immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our operations, results of operations and financial condition.

Our failure to meet the schedule or performance requirements of our contracts could adversely affect us.

In most cases, our contracts require completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs, penalties or liquidated damages being assessed against us, and these could exceed projected profit margins on the contract. Performance problems on existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within the industry and among our customers.

Adverse weather conditions may cause delays, which could slow completion of our contracts and negatively affect our revenue and cash flows.

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions. While weather has historically had a minimal impact on our operation due to the concentration of our work in California, where the climate is generally temperate, weather could have an increasingly frequent or severe effect on our operations if general climatic changes occur or if we expand into other geographic regions that tend to experience more extreme weather conditions. Lengthy periods of wet or cold winter weather could interrupt construction, and this could lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat could prevent us from performing certain types of operations. Changes in weather conditions could cause delays and otherwise significantly affect our project costs. While revenue might be recovered following a period of bad weather, it would generally be impossible to recover the cost of inefficiencies, and significant periods of bad weather typically would reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability would negatively affect our results of operations.

We may be unable to identify and contract with qualified Disadvantaged Business Enterprise ("DBE") contractors to perform as subcontractors.

Certain of our government agency projects contain minimum DBE participation clauses. If we subsequently fail to complete these projects with the minimum DBE participation, we may be held responsible for breach of contract, which may include restrictions on our ability to bid on future projects as well as monetary damages. To the extent we are responsible for monetary damages, the total costs of the project could exceed our original estimates, we could experience reduced profits or a loss for that project and there could be a material adverse impact to our business, financial condition, results of operations and cash flows.

Design-build contracts subject us to the risk of design errors and omissions.

Design-build is increasingly being used as a method of project delivery as it provides the customer with a single point of responsibility for both design and construction. We normally subcontract design responsibility to architectural and engineering firms. In the event of a design error or omission by a subcontractor or by us causing damages, there is risk that we, the subcontractor or the respective professional liability insurance or errors and omissions insurance would not be able to absorb the liability. Any liabilities resulting from an asserted design defect with respect to our construction projects may have a material adverse effect on our financial condition, results of operations and cash flows.

If we are unable to attract and retain qualified managers and skilled employees or if we were to lose the benefit of the experience, efforts and abilities of one or more certain key personnel, we will be unable to operate efficiently, which could reduce our revenue, profitability and liquidity.

Our business is labor intensive, and some of our operations experience a high rate of employee turnover. In addition, given the nature of the highly specialized work we perform, many of our employees are trained in, and possess, specialized technical skills that are necessary to operate our business and maintain productivity and profitability. At times of low unemployment rates in the areas we serve, it can be difficult for us to find qualified and affordable personnel. We may be unable to hire and retain a sufficiently skilled labor force necessary to support our operating requirements and growth strategy. Our labor and training expenses may increase as a result of a shortage in the supply of skilled personnel. We may not be able to pass these expenses on to our customers, which could adversely affect our profitability. Labor shortages, increased labor or training costs, or the loss of key personnel could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Additionally, our business is managed by a number of key executive and operational officers and is dependent upon retaining and recruiting qualified management. Our continuing success depends on the performance of our management team. We cannot guarantee the continued employment of any of our key executives and operational officers who may choose to leave our company for any number of reasons, such as other business opportunities, differing views on our strategic direction or other reasons. We rely on the experience, efforts and abilities of these individuals, each of whom would be difficult to replace.

Our failure to adequately collect for extra or change order work or recover on claims brought by us against customers or other project participants for additional contract costs could have a negative impact on our liquidity and future operations.

In certain circumstances, we seek to collect or assert claims against customers, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These situations may occur due to changes in the initial project scope. Our contracts often require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These situations also may occur due to other matters, such as delays, which may result in additional costs. Our attempts to collect for additional costs generally are subject to protracted negotiations. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and the terms upon which these claims will be fully resolved. These matters ultimately may not be settled to our satisfaction. When these types of events occur, we use working capital in projects to promptly and fully cover cost overruns pending the resolution of the relevant claims. This period of time may be lengthy for project changes, even when the customer agrees to pay for the extra work, as a result of the customer's approval process. A failure to recover in these types of situations promptly and fully could have a negative impact on our liquidity and results of operations. In addition, while customers and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

To the extent that actual recoveries with respect to change orders or amounts subject to contract disputes or claims are less than the estimates used in our financial statements, the amount of any shortfall will reduce our future revenue and profits, and this could have a material adverse effect on our reported working capital and results of operations. In addition, any delay caused by the extra work may adversely impact the timely scheduling of other project work and our ability to meet specified contract milestone dates.

Our operations are subject to hazards that may cause personal injury or property damage. Failure to maintain safe work sites could subject us to liabilities and possible losses, which may not be covered by insurance.

Construction and maintenance sites, plants and quarries are potentially dangerous workplaces subject to the usual hazards associated with providing construction and related services, and our employees and others are often put in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated materials. Operating hazards can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage.

On many sites, we are responsible for safety and, accordingly, must implement safety procedures. If we fail to implement these procedures or if the procedures we implement are ineffective, we may suffer the loss of or injury to our employees or others, as well as expose ourselves to possible litigation. Despite having invested significant resources in safety programs and being recognized as an industry leader, a serious accident may nonetheless occur on one of our worksites. As a result, our failure to maintain adequate safety standards could result in reduced profitability or the loss of projects or customers and could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

We maintain general liability and excess liability insurance, workers' compensation insurance, auto insurance and other types of insurance all in amounts consistent with our risk of loss and industry practice, but this insurance may not be adequate to cover all losses or liabilities that we may incur in our operations. Insurance liabilities are difficult to assess and quantify due to unknown factors, including the severity of an injury, the determination of our liability in proportion to other parties, the number of incidents not reported and the effectiveness of our safety program. If we were to experience insurance claims or costs above our estimates, we might be required to use working capital to satisfy these claims rather than to maintain or expand our operations. To the extent that we experience a material increase in the frequency or severity of accidents or workers' compensation and health claims, or unfavorable developments on existing claims, our results of operations and financial condition could be materially and adversely affected.

We could incur material costs and losses as a result of claims that our materials do not meet regulatory requirements or contractual specifications.

We provide our customers with materials designed to comply with building codes or other regulatory requirements, as well as any applicable contractual specifications. If our materials do not satisfy these requirements and specifications, material claims may arise against us, our reputation could be damaged and, if any such claims are for an uninsured, non-indemnified or product-related matter, then resolution of such claim against us could have a material adverse effect on our financial condition, results of operations or liquidity.

We may incur higher costs to lease, acquire and maintain equipment necessary for our operations, and the market value of our owned equipment may decline.

A significant portion of our projects are built with our own construction equipment rather than leased or rented equipment. To the extent that we are unable to buy construction equipment necessary for our needs, either due to a lack of available funding or equipment shortages in the marketplace, we may be forced to rent equipment on a short-term basis, which could increase the costs of performing our contracts.

The equipment that we own or lease requires continuous maintenance, for which we maintain our own repair facilities. If we are unable to continue to maintain the equipment in our fleet, we may be forced to obtain third-party repair services, which could increase our costs. In addition, the market value of our equipment may unexpectedly decline at a faster rate than anticipated.

Force majeure events, such as natural disasters, epidemics, pandemics and terrorists' actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows.

Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, epidemics, pandemics and terrorists' actions, could negatively impact the economies in which we operate. We often negotiate contract language where we are allowed certain relief from force majeure events in private customer contracts and review and attempt to mitigate force majeure events in both public and private customer contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available pursuant to a force majeure clause. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a negative impact on our business, financial condition, results of operations and cash flows.

We may choose, or be required, to pay our subcontractors even if our customers do not pay, or delay paying us for the related services.

We use subcontractors to perform portions of our services. In some cases, we pay our subcontractors before our customers pay us for the related services. We could experience a material decrease in profitability and liquidity if we choose, or are required, to pay our subcontractors for work performed for customers that fail to pay, or delay paying us, for the related work.

Our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects.

We depend on subcontractors to perform work on some of our projects. There is a risk that we may have disputes with subcontractors arising from, among other things, the quality and timeliness of the work they perform, customer concerns about our subcontractors, or our failure to extend existing work orders or issue new work orders under a subcontracting arrangement. If any of our subcontractors fails to deliver the agreed-upon supplies and/or perform the agreed-upon services on a timely basis, then our ability to fulfill our obligations as a prime contractor may be jeopardized. In addition, the absence of qualified subcontractors with whom we have satisfactory relationships could adversely affect our ability to perform under some of our contracts or the quality of the services we provide. Any of these factors could have a material adverse effect on our results of operations, cash flows and liquidity.

We also rely on suppliers to obtain the necessary materials for certain projects, and on equipment manufacturers and lessors to provide us with the equipment we require to conduct our operations. Although we are not dependent on any single supplier or equipment manufacturer or lessor, any substantial limitation on the availability of required suppliers or equipment could negatively affect our operations. Market and economic conditions could contribute to a lack of available suppliers or equipment. If we cannot acquire sufficient materials or equipment, it could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Risks Related to Our Business and Industry

Our business has been affected by numerous economic factors, including inflation, volatile financial markets, supply chain disruptions and shortages of materials and labor.

Economic conditions, including inflation, supply chain disruptions and labor and materials shortages, have negatively impacted us, and may continue to do so in the future. With the ongoing conflicts in the Gaza Strip, the Red Sea region and in Europe between Ukraine and Russia, there has been a high degree of volatility in commodity and energy markets that affects our customers' businesses. In addition, inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial condition and results of operations. Inflation in the United States has reached multi-decade highs and remained elevated over the past few years. In some cases, we have had to bid more competitively than before to win work, which has compressed margins given the higher inflation. Additionally, in March 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank. While we do not have any direct exposure to these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers' parts, to access cash, cash equivalents or investments. Continuing inflation, elevated interest rates for prolonged periods and energy costs, supply chain disruptions, bank failures, and other economic factors may have the effect of further increasing economic uncertainty and heightening the risks caused by volatility in financial markets, which may result in economic downturn or recession.

An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue.

As is customary in the construction business, we are required to provide surety bonds to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation, as well as certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. If we are unable to obtain adequate bonding or if the cost of bonding materially increased, it would limit the amount that we can bid on new contracts, limit the competitiveness of our bids, and could have a material adverse effect on our future revenue and business prospects.

For projects that started prior to consummation of the AECOM Sale Transactions (“Legacy Projects") to obtain bonding may also be impacted by AECOM, who is the credit support provider for the surety bonds in place for our Legacy Projects. See “If AECOM defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted” for further discussion.

Although the water infrastructure market is relatively less susceptible to fluctuations in the market, economic downturns or reductions in government funding of infrastructure projects could reduce our revenue and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenue received by state and local governments for spending on such projects, including federal funding. The most recent recession caused a nationwide decline in home sales and an increase in foreclosures, which correspondingly resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for water and other critical infrastructure construction. State spending on infrastructure can be adversely affected by decreases or delays in, or uncertainties regarding, federal funding, which could adversely affect us.

We generate a significant portion of our revenue in California and adverse changes to the economy and business environment in the state has had an adverse effect on, and could continue to adversely affect, our operations, which could lead to lower revenue and reduced profitability.

Because of our geographic concentration in California, we are susceptible to fluctuations in our business caused by adverse economic or other conditions in the state, including natural or other disasters. A stagnant or depressed economy in California has in the past adversely affected, and could continue to adversely affect, our business and results of operations as well as the availability of state and local government funding.

As a result of the current importance of our California operations and anticipated continued growth from these operations, our revenue over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce could have an immediate and material adverse impact on our operations and profitability.

We work in a highly competitive marketplace.

In the past, a majority of the contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. For our design-build and other alternative methods of delivering projects, reputation, marketing efforts, quality of design and minimizing public inconvenience are also significant factors considered in awarding contracts, in addition to cost. Within our markets, we compete with many international, national, regional and local construction firms. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some may have greater financial and other resources than we do. In addition, there are a number of international and national companies in our industry that are larger than we are that, if they so desire, could establish a presence in our markets and compete with us for contracts.

The cancellation of significant contracts or our disqualification from bidding for new contracts could reduce our revenue and profits and have a material adverse effect on our results of operations.

Contracts that we enter into with governmental entities can usually be canceled at any time by them with payment only for the work already completed. In addition, we could be prohibited from bidding on certain governmental contracts if we fail to maintain qualifications required by those entities. A cancellation of an unfinished contract or our debarment from the bidding process could cause our equipment and work crews to be idled for a significant period of time until other comparable work becomes available, which could have a material adverse effect on our business and results of operations.

We have a limited operating history as an independent company and have been historically dependent on our prior owner, AECOM.

We operated as a division of AECOM until our separation in January 2021. Accordingly, our business historically relied upon AECOM's corporate infrastructure for services to support our business functions and relationships with third-party providers. Since separating from AECOM, in addition to working to complete the Legacy Projects (including the Legacy Loss Projects) we have worked to create and/or supplement the corporate infrastructure necessary to operate as an independent company, and have incurred related costs and expenses. That said, we have expended, and expect to continue to expend, significant efforts and costs to (i) replace or otherwise upgrade our systems, including our information technology ("IT") and enterprise resource planning systems, (ii) implement additional financial, IT, and management controls, (iii) implement reporting systems and procedures, (iv) hire additional management, IT, accounting, finance, legal, human resources, and other administrative staff and third-party service providers, (v) establish employee benefit programs, (vi) carry out audit, tax and legal functions, and (vii) establish banking and credit facility arrangements. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth products. We may also be unable to obtain necessary bonding as we historically were dependent on AECOM to provide the requisite credit support. See "Risks Related to our Business and Industry - An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue."

We are involved in ongoing disputes with our prior owner, AECOM, which could adversely impact our business.

We are involved in ongoing disputes with our prior owner, AECOM, which could adversely impact our business. On December 9, 2020, AECOM and URS Holdings, Inc., an affiliate of AECOM (the “Seller” and, together with AECOM, the “Seller Entities”), entered into a purchase and sale agreement (the “Purchase Agreement”) with SCC Group, a special purpose entity formed for the purpose of entering into and consummating the AECOM Sale Transactions. The Purchase Agreement provided for, among other things, the sharing with AECOM of a portion of our ultimate recoveries in respect of claims related to our work on certain Legacy Projects. With respect to one of these Legacy Project claims, we have obtained recovery, and AECOM has asserted that it is entitled to 80% of such amounts. The total amount AECOM is seeking to recover (and therefore the maximum amount we believe we could be liable for) is $40 million. We are disputing AECOM's claim to such proceeds on the grounds that it fails to take into account the millions of dollars in losses that we had to fund following the closing of the AECOM Sale Transactions in respect of this project, the absence of which would have impaired our ability to obtain any recovery on such claim. We have also asserted counterclaims on behalf of SCC Group, LLC ("SCC Group") alleging fraud by AECOM due to, among other things, material misrepresentations and omissions to SCC Group regarding the total value of the claim, the status of the project, and the amount of losses that would need to be funded in order to recover on account of such claim. These disputes remain ongoing and, if the parties cannot reach a resolution, it may result in a trial to determine whether and to what extent any portion of our recovery on the subject claim must be remitted to AECOM. Currently, the case is not expected to be adjudicated until 2025. While the ultimate outcomes of these disputes are uncertain, we do not believe that it will result in a material liability owed to AECOM. However, the outcomes of these disputes remain highly uncertain, and there can be no assurance that the court will agree with our position, or that we will not be liable for payment to Seller of the full amount asserted. For additional information regarding the AECOM Sale Transactions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations – AECOM Sale Transactions."

We may be required to make additional payments to AECOM pursuant to contractual arrangements.

We may be required to make additional payments to our prior owner, AECOM, which could adversely impact our business. Pursuant to the Purchase Agreement entered into in connection with the AECOM Sale Transactions, we are required to make payments to the Seller Entities under certain circumstances. Potential payments to the Seller Entities set forth in the Purchase Agreement include potential payments for retained claim reimbursements from Legacy Projects, the payment of a portion of actual income tax benefits realized (i.e., in cash or through an actual reduction in liability for tax) as a result of AECOM's election under Treasury Regulations Section 1.1502-36(d)(6) and a one-time additional cash payment if either of the Earnout Thresholds are achieved. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations AECOM Sale Transactions" for further discussion.

With respect to the aforementioned earnout, no earnout was achieved based on the Company’s calculation of Adjusted EBITDA (as defined in the Purchase Agreement) of the business achieved, and therefore no corresponding additional cash payment has been made, or is expected to be made, to Seller Entities.

In addition to the disputes regarding claim sharing described in "We are involved in ongoing disputes with our prior owner, AECOM, which could adversely impact our business," for which we could be required to make additional payments to AECOM, we are also pursuing claims relating to our work on another Legacy Project that was ongoing at closing of the AECOM Sale Transactions. To the extent we recover any amounts in respect of this claim, AECOM may be entitled to a percentage of the proceeds we receive, subject to a specified cap which takes into account, among other things, the amount of additional losses we are required to fund in order to realize maximum recovery in respect of this claim. As such payments are based on the outcome of future events, the amount of additional payments owed to AECOM (if any) is uncertain. If we are required to make such additional payments to AECOM under the Purchase Agreement, such payments could limit our cash flows or impair our ability to conduct business and pursue business strategies, which could have a material adverse effect on our results of operations, cash flows, or financial condition. Our ability, together with our subsidiaries, to make these additional payments may be affected by events beyond our and their control. Failure to comply with the requirement for additional payments could result in an event of default under the Purchase Agreement, which, if not cured or waived could trigger cross-acceleration or cross-default provisions in other agreements.

With respect to the retained claim reimbursement described in the immediately preceding paragraph, the maximum exposure we could have to AECOM is unknown as it is dependent on a number of factors (including total losses funded and total claim recoveries), which will not be able to be determined until completion of the project which is ongoing. Based on our current loss position on this project, we do not expect to owe any money on this claim. To the extent we do owe money to AECOM on account of this claim, it will be satisfied from our ultimate realized recoveries from this project.

In addition to the above, in connection with the settlement of a dispute regarding the amount of the closing net working capital adjustment under the Purchase Agreement, we agreed to pay AECOM up to 10% of the amounts recoverable on account of a claim related a Legacy Project, up to maximum of $9.5 million. Accordingly, we maintain the full remaining amount, or $8.5 million, included in contingent consideration as of December 29, 2023. However, the amount ultimately payable to AECOM will depend on the amount actually recovered by us on account of the claim, which may be less than the amount accrued as of December 29, 2023. There is no guarantee we will be successful in recovering any amounts under the claim, in which case no amounts would be payable to AECOM relating to this matter.

If AECOM defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted.

As our prior owner, AECOM is the credit support provider for the surety bonds in place for all our Legacy Projects, which consist of the bonded projects that were ongoing as of the closing of the AECOM Sale Transactions. In the event AECOM were to experience financial distress and/or the bonding companies otherwise determined that the creditworthiness of AECOM was not sufficient, the underlying sureties could require that we provide additional credit support in the form of guarantees, letters of credit, collateral, or otherwise which could materially and adversely impact our business.

Similarly, if the applicable agreements relating to any of the Legacy Projects require that the amount of the bond with respect to such project be increased, we will need to request that AECOM provide such an increase. In the event AECOM refuses to cooperate, the lack of required bonding could result in a default by us under the underlying project agreement as well as a right of the counterparty to terminate the underlying project agreement, any of which could materially and adversely impact our business.

Timing of the award and performance of new contracts could have an adverse effect on our results of operations and cash flows.

Historically, a substantial portion of our revenue and earnings is generated from large-scale project awards. The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a customer's decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid upon due to price, a customer's perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

The uncertainty of the timing of contract awards may also present difficulties in matching the size of our equipment fleet and work crews with contract needs. In some cases, we may maintain and bear the cost of more equipment and ready work crews than are currently required, in anticipation of future needs for existing contracts or expected future contracts. If a contract is delayed or an expected contract award is not received, we would incur costs that could have a material adverse effect on our anticipated profit.

In addition, the timing of the revenue, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions, such as prolonged or intense periods of rain, snow, storms or flooding, delays in receiving material and equipment from suppliers and services from subcontractors, labor shortages and changes in the scope of work to be performed. Such delays, if they occur, could have adverse effects on our results of operations for current and future periods until the affected contracts are completed.

Our participation in construction joint ventures exposes us to liability and/or harm to our reputation for failures of our partners.

As part of our business, we are a party to joint ventures, pursuant to which we typically jointly bid on and execute particular projects with other companies in the construction industry. Success on these joint projects depends upon managing the risks discussed in the various risks described in these "Risk Factors" and on whether our joint venture partners satisfy their contractual obligations.

We and our joint venture partners are generally jointly and severally liable for all liabilities and obligations of our joint ventures. If a joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, including liabilities stemming from lawsuits, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner's shortfall. Furthermore, if we are unable to adequately address our partner's performance issues, the customer may terminate the project, which could result in legal liability to us, harm to our reputation and reduction to our profit on a project.

In connection with acquisitions, certain counterparties to joint ventures, which may include our historical direct competitors, may not desire to continue such arrangements with us and may terminate the joint ventures or not enter into new arrangements. Any termination of a joint venture could cause us to reduce our backlog and could materially and adversely affect our business, results of operations and financial condition.

Our dependence on a limited number of customers could adversely affect our business and results of operations.

Due to the size and nature of our construction contracts, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenue and gross margin in any one year or over a period of several consecutive years. Similarly, our backlog frequently reflects multiple contracts for certain customers, therefore, one customer may comprise a significant percentage of backlog at a certain point in time. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations. Also, a default or delay in payment on a significant scale by a customer could materially adversely affect our business, results of operations, cash flows and financial condition.

Strikes or work stoppages could have a negative impact on our operations and results.

We are party to collective bargaining agreements covering a majority of our craft workforce. Although all such collective bargaining agreements prohibit strikes and work stoppages, we cannot be certain that strikes or work stoppages will not occur despite the terms of these agreements. Strikes or work stoppages could adversely affect our relationships with our customers and cause us to lose business. Additionally, as current agreements expire, the labor unions may not be able to negotiate extensions or replacements on terms favorable to their members, or at all, or avoid strikes, lockouts or other labor actions from time to time that may affect their members.

Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on desirable terms. Any action against us relating to the union workforce we employ could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects. Overall, although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results in the past, such labor actions, or an inability to renew the collective bargaining agreements, could have a significant impact on our operations and results if they occur in the future.

Our dependence on subcontractors and suppliers of materials could increase our costs and impair our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flows.

We rely on third-party subcontractors to perform some of the work on many of our contracts. We also rely on third-party suppliers to provide most of the materials (including aggregates, cement, asphalt, concrete, steel, pipe, oil and fuel) for our contracts.

We generally do not bid on contracts unless we have commitments from suppliers for the materials and subcontractors for certain of the services required to complete the contract and at prices that we have included in our bid (except in some instances for trucking arrangements). Thus, to the extent that we cannot obtain commitments from our suppliers for materials and subcontractors for certain of the services, our ability to bid for contracts may be impaired. In addition, if a supplier or subcontractor is unable to deliver materials or services according to the negotiated terms of a supply/services agreement for any reason, including the deterioration of its financial condition, we may suffer delays and be required to purchase the materials or services from another source at a higher price or incur other unanticipated costs. This may reduce the profit to be realized, or result in a loss, on a contract.

Diesel fuel and other petroleum-based products are utilized to operate the plants and equipment on which we rely to perform our construction contracts. Future increases in the costs of fuel and other petroleum-based products used in our business, particularly if a bid has been submitted for a contract and the costs of such products have been estimated at amounts less than the actual costs thereof, could result in a lower profit, or a loss, on a contract.

An inability to secure sufficient aggregates could have a negative impact on our future results of operations.

We require aggregates (raw materials that are produced from natural sources and extracted from pits and quarries such as gravel, crushed stone and sand) in connection with our business. Strict governmental regulations and the limited number of properties containing useful aggregates have made it increasingly challenging and costly to obtain sufficient aggregates to support our business, both with respect to internal use and third-party sales. If we are unable to obtain aggregates to support our business, then our financial condition, results of operations and cash flows may be adversely affected.

Unavailability of insurance coverage could have a negative effect on our operations and results.

We maintain insurance coverage as part of our overall risk management strategy and pursuant to requirements to maintain specific coverage that are contained in our financing agreements and in most of our construction contracts. Although we have been able to obtain reasonably priced insurance coverage to meet our requirements in the past, there is no assurance that we will be able to do so in the future. For example, catastrophic events can result in decreased coverage limits, more limited coverage and increased premium costs or deductibles. Our inability to obtain adequate insurance coverage could subject us to increased out-of-pocket expenses in the event of a claim and could have an adverse impact on our ability to procure new work, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction.

We expect that acquisitions will be an important part of our long-term growth strategy. Successful execution following the closing of an acquisition is essential to achieving the anticipated benefits of the transaction. We expect to make acquisitions to expand into new markets and our acquisition strategy depends on our ability to complete and integrate the acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating an acquired company's business into our operations is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management's attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company's business include, among others:

•
the effect of the acquisition on our financial and strategic positions and our reputation,
•
risk that we fail to successfully implement our business plan for the combined business,
•
risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies or economies of scale,
•
challenges in reconciling business practices or in integrating activities, logistics or information technology and other systems,
•
challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those we use,
•
retention risk with respect to key customers, suppliers and employees and challenges in retaining, assimilating and training new employees,
•
potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of an acquired company, which could result in unexpected litigation, regulatory exposure, financial contingencies and known and unknown liabilities, and
•
challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

Our acquisitions may also result in the expenditure of available cash and amortization of expenses any of which could have a material adverse effect on our results of operations or financial condition. Investments in immature businesses with unproven track records have an especially high degree of risk, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities. Large or costly acquisitions or investments may also diminish our capital resources and liquidity or limit our ability to engage in additional transactions for a period of time. All of the foregoing risks may be magnified as the cost, size or complexity of an acquisition or acquired company increases, or where the acquired company's market or business are materially different from ours, or where more than one integration is occurring simultaneously or within a concentrated period of time.

In addition, in the future we may require significant financing to complete an acquisition or investment, whether through bank loans, raising of debt or otherwise. We cannot assure you that such financing options will be available to us on reasonable terms, or at all. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition or investment and execute our growth strategy. Alternatively, we may issue a significant number of shares as consideration for an acquisition, which would have a dilutive effect on our existing stockholders.

Amounts included in our backlog may not result in actual revenue or translate into profits. Our backlog is subject to cancellation and unexpected adjustments and therefore is an uncertain indicator of future results of operations.

Our backlog consists of the remaining unearned revenue on awarded contracts, including our pro-rata share of work to be performed by unconsolidated joint ventures, less the joint venture partners' pro-rata share of work to be performed by consolidated joint ventures. We include in backlog estimates of the amount of consideration to be received, including bonuses, awards, incentive fees, fixed-price awards, claims, unpriced change orders, penalties, minimum customer commitments on cost plus arrangements, liquidated damages and certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts. As construction on our contracts progresses, we increase or decrease backlog to take account of changes in estimated quantities under fixed-price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenue and costs, including completion penalties and bonuses. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer. As of December 29, 2023, our backlog was approximately $1.1 billion. Most of our contracts are cancelable on short or no advance notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Backlog amounts are determined based on target price estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work due to changes in our customers' spending plans, as well as on construction projects, due to market volatility, regulatory and other factors. There can be no assurance as to our customers' requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our business, financial condition, results of operations, profitability, cash flows and growth prospects could be materially and adversely affected.

The method of recognizing revenue over time using an input method based on costs incurred relative to total expected costs involves significant estimates which may result in material adjustments, which could result in a charge against our earnings.

We recognize contract revenue over time based on costs incurred. Under this method, estimated contract revenue are recognized by applying the percentage of completion of the project for the period based on the ratio of costs incurred to the total estimated costs at completion for the contract. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated. Total contract revenue and cost estimates are reviewed and revised at a minimum on a quarterly basis as the work progresses and as change orders are approved. Adjustments based upon the percentage of completion are reflected in contract revenue in the period when these estimates are revised. To the extent that these adjustments result in an increase or a reduction in or an elimination of previously reported contract profit, we recognize a credit or a charge against current earnings, as applicable. Such credits or charges could be material and could cause our results to fluctuate materially from period to period.

Accounting for our contract related revenue and costs, as well as other expenses, require management to make a variety of significant estimates and assumptions. Although we believe we have the experience and processes to enable us to formulate appropriate assumptions and produce reasonably dependable estimates, these assumptions and estimates are subject to the risks inherent in estimates, including unanticipated delays or technical complications. Variances in actual results from related estimates on a large project, or on several smaller projects, could be material. The full amount of an estimated loss on a contract is recognized in the period that our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability from a reversal of previously recorded revenue and profits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be required to make significant future contributions to multiemployer pension plans in which we participate.

We participate in various multiemployer pension plans in the United States under union agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a U.S. multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multiemployer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions that may be material to one or more of these plans to satisfy certain underfunded benefit obligations. As of December 29, 2023 and December 30, 2022, we recorded no liability for underfunding of multiemployer pension plans in which we participate, as no events triggering our obligation to make contributions for such underfunding were deemed probable to occur.

Debt agreements governing our current indebtedness contain, and debt agreements governing our future indebtedness may contain, certain covenants and other restrictions that may limit our ability to operate our business. Failure to comply with such covenants and other restrictions, or our inability to service any current indebtedness or future indebtedness, could adversely impact our business.

In March 2023, we entered into a Revolving Credit Facility (the "Revolving Credit Facility"). The terms of our existing debt agreements (including our Revolving Credit Facility) contain, and any debt agreements governing our future indebtedness may contain, a number of restrictive covenants and other provisions that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing.

Our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet such covenants. A breach of any of these covenants or other restrictions or the occurrence of other events (including a material adverse effect or the inability to generate cash to service our obligations under our debt agreements) specified in our debt agreements could result in an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit under our debt agreements. If we were unable to repay those amounts, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could adversely impact our business and cause holders of our securities to experience a partial or total loss of their investment in us.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which could impair our ability to operate our business or achieve our growth objectives.

Our ongoing ability to generate cash is important for funding our continuing operations, making acquisitions and servicing our indebtedness. To the extent that existing cash balances and cash flows from operations, together with borrowing capacity under our existing debt agreements, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part on prevailing market conditions, as well as conditions in our business and our results of operations. In addition, if AECOM defaults on its contractual obligations under agreements in which we are a beneficiary, our ability to obtain financing could be adversely impacted. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our existing debt and credit facility may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make certain investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges, each of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We must manage our liquidity carefully to fund our working capital.

The need for working capital for our business varies due to fluctuations in the following amounts, among other factors:

•
receivables;
•
contract retentions;
•
contract assets;
•
contract liabilities;
•
the size and status of contract mobilization payments and progress billings; and
•
the amounts owed to suppliers and subcontractors.

We may have limited cash on hand and the timing of payments on our contract receivables is difficult to predict. If the timing of payments on our receivables is delayed or the amount of such payments is less than expected, our liquidity and ability to fund working capital could be materially and adversely affected.

Because our industry is capital-intensive and we have significant fixed and semi-fixed costs, our profitability is sensitive to changes in volume.

The property, plant and equipment needed to produce our products and provide our services can be very expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plant and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi- fixed costs associated with our business, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.

We rely on IT systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations.

We rely on IT systems in order to achieve our business objectives. We also rely upon industry accepted security measures and technology to securely maintain confidential information maintained on our IT systems. However, our portfolio of hardware and software products, solutions and services and our enterprise IT systems may be vulnerable to damage or disruption caused by circumstances beyond our control such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses, cyber-attacks or other malicious software programs. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

We have implemented processes for systems under our control intended to mitigate risks, however, we can provide no guarantee that those risk mitigation measures will be effective. While we have historically been successful in defending against cybersecurity attacks and breaches, given the frequency of cybersecurity attacks and resulting breaches reported by other businesses and governments, it is likely we will experience one or more breaches of some extent in the future. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, including due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies and especially as we continue to operate under a hybrid working model under which employees can work and access our technology infrastructure remotely. We may also miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

Our business also requires us to share confidential information with suppliers and other third parties. Although we take steps to secure confidential information that is provided to third parties, such measures may not always be effective and data breaches, losses or other unauthorized access to or releases of confidential information may occur and could materially adversely affect our reputation, financial condition and results of operations and could result in liability or penalties under data privacy laws.

To the extent that any system failure, accident or security breach results in material disruptions or interruptions to our operations or the theft, loss or disclosure of, or damage to our data or confidential information, including our intellectual property, our reputation, business, results of operations and/or financial condition could be materially adversely affected.

Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims.

To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is seasonal and is affected by adverse weather conditions and the spending patterns of our customers, exposing us to variable quarterly results.

Some of our customers reduce their expenditures and work order requests towards the end of the fiscal year. Adverse weather conditions, particularly during the fall and winter seasons, can also affect our ability to perform outdoor services in certain regions. As a result, we generally experience reduced revenue in the first quarter of each fiscal year. Natural catastrophes and severe weather could also have a negative effect on the economy overall and on our ability to perform outdoor services in affected regions or utilize equipment and crews stationed in those regions, which could negatively affect our results of operations, cash flows and liquidity.

Pandemics and public health emergencies could materially disrupt our business and negatively impact our results of operations, cash flows and financial condition.

Pandemics and public health emergencies may impact our results of operations, cash flows and financial condition in ways that are uncertain, unpredictable and outside of our control. The extent of the impact of such an event depends on the severity and duration of the public health emergency or pandemic, as well as the nature and duration of federal, state and local laws, orders, rules, emergency temporary standards, regulations and mandates, together with protocols and contractual requirements implemented by our customers, that may be enacted or newly enforced in response. Additionally, our ability to perform our work during such an event may be dependent on the governmental or societal responses to these circumstances in the markets in which we operate. We experienced many of these risks in connection with the COVID-19 pandemic. A pandemic or public health emergency is likely to heighten and exacerbate the risks described herein and could adversely affect our revenue, results of operations, and cash flows.

We have recorded intangible assets that could become impaired and adversely affect our results of operations. Assessing whether impairment has occurred requires us to make significant judgments and assumptions about the future, which are inherently subject to risks and uncertainties, and if actual events turn out to be materially less favorable than the judgments we make and the assumptions we use, we may be required to record impairment charges in the future.

Our intangible assets recorded consist of trademarks and customer contracts. We assess these assets for impairment annually, or more often if required. Our assessments involve a number of estimates and assumptions that are inherently subjective, require significant judgment and involve highly uncertain matters that are subject to change. The use of different assumptions or estimates could materially affect the determination as to whether or not an impairment has occurred. In addition, if future events are less favorable than what we assumed or estimated in our impairment analysis, we may be required to record an impairment charge, which could have a material adverse impact on our consolidated financial statements.

Both we and our customers use certain commodity products that are subject to significant price fluctuations. These fluctuations may have a material adverse effect on both our and our customers' financial condition, results of operations and cash flows. Fluctuations in commodity prices may also affect our customers' investment decisions and therefore subject us to risks of cancellation, delays in existing work, or changes in the timing and funding of new awards.

We are exposed to various commodity price risks, including, but not limited to, cement, steel, liquid asphalt, lumber, diesel fuel, natural gas and propane arising from transactions that are entered into in the normal course of business. We use petroleum based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, operate our plants and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses which partially protect us from increasing prices. Significant price fluctuations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Commodity prices can also affect our customers in a number of ways. For example, for those customers that produce commodity products such as concrete, steel products, lumber and oil and gas, fluctuations in price can have a direct effect on their profitability and cash flows and, therefore, their willingness to continue to invest or make new capital investments. To the extent commodity prices decline or fluctuate and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, results of operations and cash flows.

Continuing inflation and/or elevated interest rates for prolonged periods could have an adverse effect on our business, financial condition and results of operations.

Economic factors, including continuing inflation and elevated interest rates for prolonged periods, could have a negative impact on our business. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Legal and Governmental Regulation

Environmental laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection and public health and safety. These laws and regulations impose numerous obligations applicable to our operations, including requirements to obtain a permit or other approval before conducting regulated activities, restrictions on the types, quantities and concentration of materials that can be released into the environment, limitations on activities on certain lands lying within wilderness, wetlands and other protected areas, and assessments of substantial liabilities for pollution resulting from our operations. For example, a number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory actions to reduce emissions of greenhouse gases, such as monitoring, reporting and emissions control requirements for certain large sources of greenhouse gases and greenhouse gas cap-and-trade programs. Because we emit greenhouse gases through the combustion of fossil fuels as part of our operations, any such laws and regulations applicable to jurisdictions in which we operate could require us to incur costs to reduce greenhouse gas emissions associated with our operations.

We have in the past been, and may in the future be, required to remediate contaminated properties currently or formerly owned or operated by us or third-party facilities that receive waste generated by our operations, regardless of whether such contamination resulted from our own actions or those of others and whether such actions complied with applicable laws at the time they were taken. In connection with certain acquisitions, we could assume, or be required to provide indemnification against, environmental liabilities that could expose us to material losses. Furthermore, the existence of contamination at properties that we own, lease or operate could result in increased operational costs or restrictions on our ability to use those properties as intended, including for mining purposes.

Numerous government authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and the permits issued under them. Such enforcement actions often involve difficult and costly compliance measures or corrective actions. Certain environmental laws impose strict liability (i.e., no showing of "fault" is required) or joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, compensatory damages, the imposition of investigatory or remedial obligations, and the issuance of orders limiting or prohibiting some or all of our operations. In addition, we may experience delays in obtaining, or be unable to obtain, required permits, which may delay or interrupt our operations and limit our growth and revenue.

In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations applied to our industry could continue, resulting in increased costs of doing business and, consequently, affecting profitability.

Our failure to comply with immigration laws could result in significant liabilities, harm our reputation with our customers and disrupt our operations.

Although we take steps to verify the employment eligibility status of all our employees, some of our employees may, without our knowledge, be unauthorized workers. Unauthorized workers are subject to deportation and may subject us to fines or penalties and, if any of our workers are found to be unauthorized, we could experience adverse publicity that could make it more difficult to hire and retain qualified employees. Termination of a significant number of unauthorized employees may disrupt our operations, cause temporary increases in our labor costs as we train new employees and result in additional adverse publicity. We could also become subject to fines, penalties and other costs related to claims that we did not fully comply with all recordkeeping obligations of federal and state immigration laws. If we fail to comply with these laws, our operations may be disrupted, and we may be subject to fines or, in extreme cases, criminal sanctions. In addition, many of our customer contracts specifically require compliance with immigration laws, and, in some cases, our customers audit compliance with these laws. Further, several of our customers require that we ensure that our subcontractors comply with these laws with respect to the workers that perform services for them. Failure to comply with these laws or to ensure compliance by our subcontractors could damage our reputation and may cause our customers to cancel contracts with us or to not award future business to us. These factors could adversely affect our financial condition, results of operations and cash flows.

Our failure to comply with the regulations of OSHA and state and local agencies that oversee safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

The Occupational Safety and Health Act of 1970, as amended, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work, may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA and other state and local laws and regulations, and could incur penalties and fines in the future, including, in extreme cases, criminal sanctions.

While we have invested, and will continue to invest, substantial resources in occupational health and safety programs, our industry involves a high degree of operational risk, and there can be no assurance that we will avoid significant liability. Although we have taken what we believe to be appropriate precautions, employees may suffer additional injuries in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to deteriorate, or if we suffered substantial penalties, adverse publicity or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

A change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our business, financial condition, results of operations and cash flows.

We continue to assess the impact of various U.S. federal, state and international legislative proposals that could result in a material increase to our U.S. federal, state and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our business, financial condition, results of operations and cash flows.

General Risk Factors

From time to time, we are involved in litigation proceedings, potential liability claims and contract disputes which may reduce our profits.

We may be subject to a variety of legal proceedings, liability claims or contract disputes. We engage in engineering and construction activities where design, construction or systems failures can result in substantial injury or damage. In addition, the nature of our business results in customers, subcontractors and suppliers occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. In proceedings when it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. In addition, even where insurance is maintained for such exposure, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, and reduce our cash available for operations. In other legal proceedings, liability claims or contract disputes, we may be covered by indemnification agreements which may at times be difficult to enforce. Even if enforceable, it may be difficult to recover under these agreements if the indemnitor does not have the ability to financially support the indemnity. Litigation and regulatory proceedings are subject to inherent uncertainties, and unfavorable rulings could occur. If we were to receive an unfavorable ruling in a matter or fail to fully or promptly recover on any claims (including customer claims), our business and results of operations could be materially harmed for reasons such as a material adverse impact on our liquidity and financial results. In addition, litigation and other proceedings may take up management's time and attention and take away from the time they are able to devote to other matters.

Although climate change and increasing regulations often drive demand for water infrastructure, climate change, and related legislative and regulatory responses to climate change, may have a long-term impact on our business.

Although we believe that we may benefit from initiatives seeking to address the effects of climate change, and we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate related risks, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business is a priority and is not guaranteed. Any of these locations may be vulnerable to the adverse effects of climate change. For example, California, where we conduct a significant amount of business, has historically experienced, and is projected to continue to experience, climate-related events including drought and water scarcity, warmer temperatures, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Additionally, in many countries and jurisdictions, including the United States, governmental bodies are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our customers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards is uncertain given the wide scope of potential regulatory change in the United States.

Physical, transition and regulatory risks related to climate change could have a material adverse impact on our business, financial condition and results of operations.

Physical risks related to climate change, such as changing sea levels, temperature fluctuations, severe storms, and energy and technological disruptions, could cause delays and increases in project costs, resulting in variability in our revenue and profitability, as well as potentially adverse impacts to our results of operations and financial condition. In addition, growing public concern about climate change has resulted in the increased focus of local, state, regional, national and international regulatory bodies on greenhouse gas emissions and climate change issues. Legislation to regulate greenhouse gas emissions has periodically been introduced in the Congress and in the legislatures of various states in which we operate, and there has been a wide-ranging policy debate, both in the United States and internationally, regarding the regulation of greenhouse gas emissions. Such policy changes, including any enactment of increasingly stringent emissions or other environmental regulations, could increase the costs of projects for us and for our customers and, in some cases, delay or even prevent a project from going forward, thereby potentially reducing demand for our services. Consequently, this could have a material adverse effect on our business, financial condition and results of operations.

Increasing focus by stakeholders on policies and practices related to corporate responsibility could result in additional costs and could adversely impact our reputation, investor perception, employee retention and willingness of third parties to do business with us.

In recent years, there has been increasing focus from stakeholders, including government agencies, investors, consumers and employees, on our policies and practices related to corporate responsibility, including environment, climate, diversity and inclusion, human rights and governance transparency. Various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. Additionally, public interest and legislative pressure related to public companies’ corporate responsibility practices continues to grow. If our policies and practices do not meet regulatory requirements or stakeholders’ evolving expectations for responsible corporate citizenship in areas including environmental stewardship, employee health and safety practices, director and employee diversity, human capital management and corporate governance, our reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. In addition, we are subject to various federal and state laws in connection with our operations, and inconsistency in legislation and regulations among jurisdictions and expected additional regulations may require greater resources to monitor, report and comply with various practices related to corporate responsibility. Any assessment of the potential impact of future corporate responsibility-related regulations or industry standards is uncertain given the wide scope of potential regulatory change where we operate. Further, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or various stakeholders’ expectations. If we fail to comply or meet the evolving legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, and/or investors may sell their share, all of which could have short- and long-term impacts on our business and operations.

Deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations.

To the extent that Congress is unable to lower United States debt substantially, a decrease in federal spending could result, which could negatively impact the ability of government agencies to fund existing or new infrastructure projects. In addition, such actions could have a material adverse effect on the financial markets and economic conditions in the United States as well as throughout the world, which may limit our ability and the ability of our customers to obtain financing and/or could impair our ability to execute our acquisition strategy. Deterioration in general economic activity and infrastructure spending or Congress deficit reduction measures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

In addition to the increased cost we have incurred, and expect to continue to incur as an independent company following our separation from AECOM in January 2021, as a public company whose shares are listed on Nasdaq, we will incur additional accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements under the Exchange Act. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, introduce new costs, such as investor relations, stock exchange listing fees, stockholder reporting and directors and officers liability insurance, and will make some activities more time-consuming and costly. Furthermore, compliance with these rules will require a substantial investment of management's time, and this investment may result in a diversion of management's time and attention from revenue-generating activities. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs, which are likely to be material.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, creating additional legal and financial compliance costs and requiring additional investment of management's time. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to disclosure and governance practices. In addition, if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Our controlling stockholder is able to exert substantial influence.

Our controlling stockholder beneficially owns over 80% of our outstanding shares of common stock. As a result, the controlling stockholder can exert substantial influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholder in favor of a matter that is opposed by our controlling stockholder and members of our management would have to obtain a significant number of votes to overrule their votes.

Because we are a “controlled company” under the listing standards of Nasdaq and the rules of the SEC, our stockholders do not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

Our controlling stockholder controls a majority of the voting power of our outstanding common stock. As a result, although we do not rely on the “controlled company” exemption, we are a “controlled company” under the listing standards of Nasdaq and SEC rules, and we qualify for exemptions from certain corporate governance requirements. Specifically, we are not required to comply with certain provisions requiring that (i) a majority of our directors be independent, (ii) the compensation of our executives be determined by independent directors or (iii) nominees for election to our board of directors be selected by independent directors. If we elect to take advantage of some or all of these exemptions, our stockholders may not have the protections that these rules are intended to provide. Although we do not currently rely on any of the “controlled company” exemptions, we may do so in the future. Our status as a “controlled company” could cause our common stock to be less attractive to certain investors or otherwise reduce the trading price of our common stock.

We do not anticipate paying any cash dividends in the foreseeable future. Therefore, if our share price does not appreciate, our investors may not experience gains and could potentially lose on their investment in our shares.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including any indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. As a result, capital appreciation, if any, of our shares will be investors’ sole source of gain for the foreseeable future.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror,
•
the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors,
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders, and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law (“DGCL”). Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, our board of directors has approved the transaction.

Our amended and restated charter documents provide that the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or stockholders.

Our amended and restated charter documents provide that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, another state or the federal courts (as appropriate) located within the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (i) derivative action or proceeding brought on our behalf, (ii) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee, or stockholder of ours to us or our stockholders, (iii) action asserting a claim against us or any current or former director or officer of ours arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) action asserting a claim governed by the internal affairs doctrine of the State of Delaware. Our amended and restated certificate of incorporation further will provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the federal securities laws of the United States, including any claims under the Securities Act and the Exchange Act. However, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce a duty or liability created by the Securities Act or the rules and regulations thereunder and accordingly, we cannot be certain that a court would enforce such provision.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated charter documents, except our stockholders will not be deemed to have waived (and cannot waive) compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, or stockholders which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act as it applies to an emerging growth company or if we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial statements and our share price may be adversely affected.

We are subject to Section 404(a) of the Sarbanes-Oxley Act, which requires a company that is subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, and our management is required to assess and report on the effectiveness of our internal control over financial reporting. Although we are required to disclose significant changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first report on the effectiveness of our internal control over financial reporting until our annual report next year (the year following our first Annual Report on Form 10-K).

We comply with Section 404(a) of the Sarbanes-Oxley Act by testing, assessing and, as necessary, strengthening our system of internal controls. Even after our initial assessment and report, we will need to continue to test, assess and, as necessary, strengthen our internal controls on an annual basis. Furthermore, as our business continues to grow, our internal controls will become more complex and will require significantly more resources and attention to ensure that our internal controls remain effective overall. This process is complicated and time-consuming, and may divert management’s attention from revenue-generating activities. For so long as we continue to qualify as an emerging growth company or smaller reporting company, we will not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which requires an independent registered public accounting firm to attest to and report on management’s assessment of its internal control over financial reporting. If we become subject to Section 404(b) of the Sarbanes- Oxley Act, we will incur additional expenses in order to obtain the required attestation report.

Over the course of testing our internal controls, our management may identify material weaknesses, which may not be remediated in a timely manner to meet the deadline imposed by the Sarbanes-Oxley Act. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing the financial statements that are included in this Annual Report on Form 10-K, our management has determined that as of December 29, 2023, we have material weaknesses in our internal control over financial reporting, which relate to the design and operation of internal control over financial reporting, lack of formal and effective controls over certain financial statement account balances, and lack of effective controls over the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) principles including control environment, risk assessment, control activities, information and communications and monitoring.

In order to remediate these material weaknesses, we have hired and continue to seek out additional accounting and finance staff members with public company reporting experience, to augment our current staff and to improve the effectiveness of our closing and financial reporting processes. We have designed and implemented new entity level controls, information system general controls and financial reporting controls. However, given the limited number of quarters since implementing the remediation plan, such remediation has not been fully tested. Material weaknesses cannot be considered fully remediated until the existing controls have been in place and operating for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls.

If we fail to remediate the material weaknesses identified above in a timely manner or if we identify future deficiencies in our internal control over financial reporting, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

Our disclosure controls and procedures are intended to be designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that there are judgments in decision-making, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

We are an emerging growth company and a smaller reporting company, and because we take advantage of specified reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, our financial statements may not be comparable to companies that comply with public company effective dates, which may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and may remain an emerging growth company until December 29, 2028 (the last day of the fiscal year following the fifth anniversary of our IPO). However, if certain events occur prior to December 29, 2028, including if we become a “large accelerated filer,” as defined under the Exchange Act, our annual gross revenue exceeds $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•
being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements;
•
not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley);
•
not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation, identification of critical audit matters or a supplement to the auditor’s report providing additional information about the audit and the financial statements, unless the SEC determines the new rules are necessary for protecting the public;
•
reduced disclosure obligations regarding executive compensation; and
•
exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this exemption and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. We rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley. Our financial statements may, therefore, not be comparable to those of companies that comply with such accounting standards and auditor attestation requirements. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Our management has limited experience operating a public company and therefore may have difficulty in successfully and profitably operating our business, or complying with regulatory requirements.

Prior to the closing of our IPO, our management had no experience operating a public company. As a result, we cannot assure you that we will be able to successfully operate as a public company, execute our business strategies as a public company, or comply with regulatory requirements applicable to public companies.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a data security plan designed to provide a documented and formalized information security policy to detect, identify, classify and mitigate internal and external cybersecurity and other data security threats. This cybersecurity program is based in-part on, and its effectiveness is measured using applicable industry standards, and is included into our overall enterprise risk management program.

In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats, we also:

•
assess and analyze baseline configuration standards to ensure that they meet the intent and effectiveness required for the overall safety and security (both logically and physically) of critical system components;
•
ensure the asset inventory for relevant system components is kept current and accurate;
•
ensure that network connection arrangement documents are kept current and accurate;
•
limit access rights to system components to authorized personnel only, with all end-users being properly granted access in accordance with stated access rights policies and procedures;
•
deploy anti-virus solutions on all applicable system components, with the respective anti-virus solutions being the most current versions available from applicable vendors, enabled for automatic updates and configured for conducting periodic scans as necessary;
•
provision, hardens, secures and locks down critical system resources;
•
use internal and external vulnerability scanning procedures, along with network layer and anti-hacking tests;
•
facilitate requests for validation of baseline configurations for purposes of regulatory compliance assessments and audits; and
•
provide mandatory training and optional certification accreditation for purposes of maintaining an acceptable level of information security expertise necessary for configuration management.

Conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. These types of attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For more information about these and other cybersecurity risks faced by us, see “Risk Factors – Risks Related to Our Business and Industry – We rely on IT systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations” and “– Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims”.

Our board of directors has ultimate oversight for risks relating to our data security plan. In addition, the board of directors has delegated primary responsibility to the Audit Committee for assessing and managing data privacy and cybersecurity risks, reviewing data security and cybersecurity policies and processes with respect to data privacy and cybersecurity risk assessment and management, reviewing steps management has taken to monitor and control such risks, and regularly inquires with our management team, internal auditors and independent auditors in connection therewith. The Audit Committee is also responsible for overseeing our investigation of, and response to, any cybersecurity attacks or threats.

We also have a dedicated team of employees overseeing its data security plan and initiatives, led by our Director of IT, and works directly in consultation with internal and external advisors in connection with these efforts. With over fifteen years of experience in the field of cybersecurity, our Director of IT brings a wealth of expertise to his role. His background includes extensive experience in all facets of information technology and information security. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.

We have developed a procedure by which the board of directors and management are informed about relevant cybersecurity risks, allowing for effective cybersecurity oversight and the ability of the Company to monitor, prevent, detect, mitigate and remediate cybersecurity incidents. The results of the our evaluations and the feedback from its engagements are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity strategies, policies, and processes and make recommendations to improve processes.

In the event of a potential or actual cybersecurity event, the Director of IT immediately notifies general counsel at which point the information security incident response plan is activated if warranted. The information security incident response plan provides the procedures for responding, including personnel required to be informed and updated. The board of directors is informed promptly in the event such incident is, or is reasonably expected to have, a material impact on operations or financial condition.

Item 2. Properties.

We complete the scope work on our projects from multiple locations throughout the country. We lease administrative offices in Irvine, California, Denver, Colorado, Suisun, California, and in other locations throughout the United States. Our equipment maintenance and repair facility is located in Tracy, California, and we also use the site to store our inventory of construction materials. Below are our primary regional office and equipment facility locations. We have identified the locations that support our business strategy and maintain contractor licenses in all other states where we have current or awarded projects and have both project offices on site and sufficient equipment available at every facility. Should a project opportunity arise in a state in which we currently do not maintain a contractor license, we have the ability to obtain additional licenses and transport equipment and other resources to such states where we do not currently operate to meet the requirements of future contracts. Accordingly, we believe we have active and appropriate licensing in all strategic locations and we have the ability to obtain the proper licenses in additional states we may choose to do business in the future.

Location	Owned or Leased	Approximate Size
Irvine, CA – Office	Leased	6,000 sq. ft.
Denver, CO – Office	Leased	7,211 sq. ft.
Suisun, CA – Office	Leased	10,221 sq. ft.
Tracy, CA – Equipment Facility	Owned	10,000 sq. ft., 43 acres

Item 3. Legal Proceedings.

For a discussion of our legal proceedings, see Note 12 - Commitments and Contingencies of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.01 per share, trades on the NASDAQ Global Select Market under the trading symbol "SHIM".

Holders

Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. According to the records of our transfer agent, there were five stockholders of record as of March 25, 2024.

Dividends

We do not intend to declare or pay dividends on our common stock in the near-term. Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business. Any future determination to pay dividends will be made by our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, liquidity and capital requirements, contractual restrictions, general economic conditions and other factors that our board of directors may deem relevant.

Stock Performance Graph

Not applicable as we are a “smaller reporting company,” as defined in the Exchange Act.

Use of Proceeds

On November 16, 2023, we completed our IPO, in which we issued and sold 3,575,000 shares of our common stock at an initial public offering price of $7.00 per share. We raised net proceeds of approximately $19 million, after deducting the underwriting discount of $2 million and offering expenses of $4 million. All shares sold in our IPO were registered pursuant to a registration statement on Form S-1 (File No. 333-274870) (as amended, the “Registration Statement”), declared effective by the SEC on November 13, 2023. Roth Capital Partners, LLC acted as representative of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

As contemplated in the Registration Statement, we used the net proceeds of the offering, together with cash on hand, to repay all outstanding borrowing under our Revolving Credit Facility. There was no material change in the use of the net proceeds from our IPO from the expected use of proceeds described in the Registration Statement.

Issuer Repurchase of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Forward-Looking Statements" and “Risk Factors” as well as those described from time to time in our future reports with the SEC. This discussion should be read in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a leading provider of water and other critical infrastructure solutions nationwide. We have a long history of successfully completing complex water projects, ranging from the world’s largest wastewater recycling and purification system in California to the iconic Hoover Dam. According to Engineering News Record, in 2023, Shimmick was nationally ranked as a top ten builder of water supply (#6), dams and reservoirs (#7), and water treatment and desalination plants (#7). Shimmick is led by industry veterans, many with over 20 years of experience, and works closely with its customers to deliver complete solutions, including long-term operations and maintenance.

We selectively focus on infrastructure projects relating to water treatment, water resources and other critical infrastructure.

As of December 29, 2023, we had a backlog of projects of approximately $1.1 billion, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, differentiating us from many of our competitors. Self-performance enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

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

Our History and the AECOM Sale Transactions

Overview

Shimmick was founded in 1990 in California and operated as a regional infrastructure construction contractor throughout California for nearly 30 years. In 2017, AECOM acquired Shimmick and consolidated it with its existing construction services, which included former construction operations from Morrison Knudsen, Washington Group International, and others.

In January 2021, we were sold by AECOM and began operating as an independent company under new private ownership ("AECOM Sale Transactions") under a December 2020 Purchase Agreement with SCC Group, a special purpose entity formed for the purpose of entering into and consummating the sale transactions including acquiring 100% of the stock of the Company and certain other assets related to our business and our subsidiaries to the extent owned by Seller Entities or their affiliates.

On November 19, 2021, SCC Group was merged with SCCI National Holdings, Inc., with SCCI National Holdings, Inc. becoming the surviving entity. In the intervening period between January 2, 2021 and November 19, 2021, SCC Group’s assets and liabilities consisted of its investment in SCCI National Holdings, Inc., as well as rights to receive any net working capital settlement and any obligation to pay contingent consideration related to its January 2, 2021 acquisition of SCCI National Holdings, Inc.

Retained Claim Reimbursements

The Purchase Agreement provides that the Seller Entities will retain the right to participate in a portion of the net proceeds of any cash, cash equivalents or other assets received or recovered from any claims relating to certain specified Legacy Projects that were ongoing at the time of closing. AECOM is entitled to a percentage of proceeds we may receive, subject to a specified cap for each such Legacy Project.

Earn Out Considerations

As additional consideration, the Seller Entities were entitled to receive a one-time additional cash payment based on the performance of the business for the 36-month period beginning October 3, 2020 and ending September 29, 2023 based on specified aggregate Adjusted EBITDA (as defined in the Purchase Agreement) thresholds set forth in the Purchase Agreement. No earnout was achieved based on the Company's calculation of Adjusted EBITDA (as defined in the Purchase Agreement) of the business to date and no corresponding additional cash payment has been made, or is expected to be made, to Seller Entities.

Shared Tax Benefits

Pursuant to the internal reorganization of its business in early 2020, AECOM agreed to make an election under Treasury Regulations Section 1.1502-36(d)(6) that could result in certain tax benefits to us (in the form of cash or a reduction in liability for taxes). We are obligated to share with AECOM actual tax benefits realized (i.e., in cash or through an actual reduction in liability for tax).

Other Items

We have agreed to indemnify the Seller Entities for any costs or expenses incurred under any outstanding letters of credit, surety bonds, guarantees, advance payment guarantees and other contractual obligations arising from or relating to the assets purchased or the liabilities assumed under the Purchase Agreement, including bonds relating to the Legacy Projects. Further, the Seller Entities have provided a conditional guaranty required by any surety bonds and/or a bonding program relating to certain guaranteed obligations and payment obligations with respect to the certain other assets related to our business and our subsidiaries to the extent owned by Seller Entities or their affiliates.

For additional information regarding AECOM, see “Risk Factors — Risks Related to Our Business and Industry — We are involved in ongoing disputes with our prior owner, AECOM, which could adversely impact our business,” “— We may be required to make additional payments to AECOM pursuant to contractual arrangements” and “— If AECOM defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted.”

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

In addition, as is customary in the construction business, we are required to provide surety bonds to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation, as well as certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. If are unable to obtain adequate bonding or if the cost of bonding materially increased, it would limit the amount that we can bid on new contracts, limit the competitiveness of our bids, and could have a material adverse effect on our future revenue and business prospects.

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

Our Ability to Obtain Approval of Change Orders and Successfully Pursue Claims. We are subject to variation in scope and cost of projects from our original projections. In certain circumstances, we seek to collect or assert claims against customers, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. Our experience has often been that public sector customers have been willing to negotiate equitable adjustments in the contract compensation or completion time provisions if unexpected circumstances arise. However, this process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. Public sector customers may seek to impose contractual risk-shifting provisions more aggressively or there could be statutory and other legal prohibitions that prevent or limit contract changes or equitable adjustments.

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

Our Ability to Control Selling General and Administrative Costs. Because we now exist as a public company, we will incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, stock exchange listing expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal and investor and public relations expenses. These costs will generally be selling, general and administrative expenses. We have also implemented the 2023 Omnibus Incentive Plan to align our equity compensation program with public company plans and practices, which we expect will increase our stock-based compensation expense.

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

Results of Operations

The following table sets forth selected financial data for the fiscal year ended December 29, 2023 compared to the fiscal year ended December 30, 2022:

	Fiscal Year Ended				% of Revenue
	December 29,	December 30,	$	%	December 29,	December 30,
(In thousands, except percentage data)	2023	2022	Change	Change	2023	2022
Revenue	$632,806	$664,158	$(31,352)	(5)%	100%	100%
Cost of revenue	610,434	640,643	(30,209)	(5)	96	96
Gross margin	22,372	23,515	(1,143)	(5)	4	4
Selling, general and administrative expenses	61,507	60,442	1,065	2	10	9
Amortization of intangibles	2,618	2,632	(14)	(1)	0	0
Total operating expenses	64,125	63,074	1,051	2	10	9
Equity in earnings of unconsolidated joint ventures	10,354	52,471	(42,117)	(80)	2	8
Gain on sale of assets	31,834	—	31,834	100	5	—
Income from operations	435	12,912	(12,477)	(97)	0	2
Other expense, net	2,721	8,731	(6,010)	(69)	0	1
Net (loss) income before income tax	(2,286)	4,181	(6,467)	(155)	(0)	1
Income tax expense	—	1,274	(1,274)	—	—	—
Net (loss) income	$(2,286)	$2,907	$(5,193)	(179)%	0%	0%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the fiscal year ended December 29, 2023 compared to the fiscal year ended December 30, 2022:

(In thousands, except percentage data)	Shimmick Projects	Legacy Projects	Consolidated Total
Fiscal Year 2023
Revenue	$434,297	$198,509	$632,806
Gross margin	29,023	(6,651)	22,372
Gross margin (%)	7%	(3)%	4%
Fiscal Year 2022
Revenue	$350,667	$313,491	$664,158
Gross margin	24,284	(769)	23,515
Gross margin (%)	7%	0%	4%
Variances Fiscal Year 2023 to Fiscal Year 2022 Increase (Decrease)
Revenue	$83,630	$(114,982)	$(31,352)
Revenue (%)	24%	(37)%	(5)%
Gross margin	4,739	(5,882)	(1,143)

Shimmick Projects

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. As a result of management's shift in job bidding strategy toward higher margin, lower risk jobs, total revenue recognized on these Shimmick Projects increased by $84 million to $434 million for the fiscal year ended December 29, 2023 as compared to $351 million for the fiscal year ended December 30, 2022 and gross margin increased $5 million, or 20%.

Legacy Projects

As part of the AECOM Sale Transactions, we assumed the Legacy Projects and backlog that were started under AECOM. Legacy Projects revenue decreased $115 million and gross margin was negative $7 million, a decrease of $6 million as compared to fiscal year ended December 30, 2022, primarily as a result of projects winding down and an unfavorable settlement on a Legacy Project.

The negative gross margin is primarily the result of a subset of these projects (“Legacy Loss Projects”) that have experienced significant cost overruns due to the COVID pandemic, design issues and other factors. On this subset, we have recognized the estimated costs to complete and the loss expected from these projects. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these jobs. Revenue recognized on these Legacy Loss Projects was $99 million and $123 million for the fiscal years ended December 29, 2023 and December 30, 2022, respectively. Gross margin recognized on these Legacy Loss Projects was ($14) million and ($23) million for the fiscal years ended December 29, 2023 and December 30, 2022, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1 million, or 2%, primarily resulting from higher legal, professional services and other costs.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures decreased $42 million, or 80%, primarily due to a $56 million impact from the settlement of claims for three infrastructure projects during the fiscal year ended December 30, 2022 that did not re-occur in the fiscal year ended December 29, 2023.

Gain on sale of assets

Gain on sale of assets increased $32 million driven by the sale of non-core business contracts for $30 million as discussed in Note 5 - Property, Plant and Equipment and Intangible Assets, of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, as well as a gain on sale of an office building for $2 million.

Other expense, net

Other expense, net was $3 million for the fiscal year ended December 29, 2023, compared to $9 million in the fiscal year ended December 30, 2022. Other expense, net for the fiscal year ended December 29, 2023 primarily related to interest expense on the Revolving Credit Facility while other expense, net during the fiscal year ended December 30, 2022 was primarily driven by a change in the fair value of contingent consideration from the AECOM Sale Transactions.

Income tax expense

No taxable income was recognized for the fiscal year ended December 29, 2023, thus no income tax expense was recorded. For the fiscal year ended December 30, 2022, there was approximately $1 million of tax expense after accounting for the utilization of NOL carryforwards.

Net (loss) income

Net (loss) income decreased by $5 million to a net loss of $2 million for the fiscal year ended December 29, 2023, due to a decrease in income from operations primarily due to a decrease in equity in earnings of unconsolidated joint ventures partially offset by gain on sale of assets as well as a decrease in other expense, net.

Non-GAAP financial measures

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Therefore, to supplement our consolidated financial statements, we provide investors with certain non-GAAP financial measures, including Adjusted net income and Adjusted EBITDA.

Adjusted net income

Adjusted net income represents Net (loss) income attributable to Shimmick Corporation adjusted to eliminate changes in fair value of contingent consideration, transaction-related costs, stock-based compensation, and legal fees and other costs for a Legacy Loss Project.

We have included Adjusted net income in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted net income provides useful information to investors and others in understanding and evaluating our results of operations.

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

Because of these and other limitations, you should consider Adjusted net income alongside Net (loss) income attributable to Shimmick Corporation, which is the most directly comparable GAAP measure. See reconciliation below.

Adjusted EBITDA

Adjusted EBITDA represents our net (loss) income attributable to Shimmick Corporation before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate changes in fair value of contingent consideration, transaction-related costs, stock-based compensation, and legal fees and other costs for a Legacy Loss Project.

We have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside Net (loss) income attributable to Shimmick Corporation, which is the most directly comparable GAAP measure. See reconciliation below:

	Fiscal Year Ended
	December 29,	December 30,
(In thousands)	2023	2022
Net (loss) income attributable to Shimmick Corporation	$(2,546)	$3,760
Changes in fair value of contingent consideration	(174)	9,462
Transaction-related costs	2,595	3,104
Stock-based compensation	2,062	2,295
Legal fees and other costs for a Legacy Loss Project (1)	8,740	10,904
Adjusted net income	$10,677	$29,525

	Fiscal Year Ended
	December 29,	December 30,
(In thousands)	2023	2022
Net (loss) income attributable to Shimmick Corporation	$(2,546)	$3,760
Depreciation and amortization	17,121	15,979
Interest expense	2,284	226
Income tax expense	—	1,274
Changes in fair value of contingent consideration	(174)	9,462
Transaction-related costs	2,595	3,104
Stock-based compensation	2,062	2,295
Legal fees and other costs for a Legacy Loss Project (1)	8,740	10,904
Adjusted EBITDA	$30,082	$47,004

(1) Consists of legal fees and other costs incurred in connection with claims relating to a Legacy Loss Project.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the fiscal year ended December 29, 2023, our capital expenditures were approximately $7 million compared to $10 million for the fiscal year ended December 30, 2022. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems and, in the future, our integration of any acquisitions and our compliance with laws and rules applicable to being a public company.

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

As is customary in our business, we are required to provide surety bonds to secure our performance under our contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. We have pledged proceeds and other rights under our contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. To date, we have not encountered difficulties or material cost increases in obtaining new surety bonds, and we believe our balance sheet position supports our ability to fulfill our surety bond requirements.

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

Total debt outstanding is presented on the consolidated balance sheets as follows:

(In thousands)	December 29, 2023	December 30, 2022
Revolving Credit Facility	$29,914	$—
Total debt	29,914	—
Unamortized debt issuance costs	(287)	—
Long-term debt, net	$29,627	$—

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023 and September 22, 2023. As amended, the Revolving Credit Facility provides for a total commitment of $35 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 4.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility Agreement matures on March 27, 2028 and requires the Company to maintain a leverage ratio that does not exceed 1.75 to 1.0. The Company is not aware of any instances of noncompliance with financial covenants as of December 29, 2023.

Following the IPO, we used the net proceeds we received from our IPO, together with cash on hand, to repay all outstanding borrowing under our Revolving Credit Facility. Subsequent to the repayment, we drew $30 million on our Revolving Credit Facility to fund working capital requirements.

Project Financing Agreement

On March 26, 2024, we entered into a Project Financing Agreement with Berkshire Hathaway Specialty Insurance Company, National Liability & Fire Insurance Company and National Indemnity Company (collectively "Berkshire") which provides an advance of up to $25 million in exchange for security interest in the assigned and secured collateral specified in the Project Financing Agreement. If drawn, the advance will be used to satisfy bond and bonded contract obligations and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 4.50%. All funds provided by Berkshire under the Project Financing Agreement as well as all accrued interest are due and payable in full on March 28, 2028.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Fiscal Year Ended
	December 29,	December 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(88,100)	$(3,084)
Net cash provided by investing activities	22,050	4,197
Net cash provided by (used in) financing activities	47,875	(931)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,175)	182
Cash, cash equivalents and restricted cash, beginning of period	82,085	81,903
Cash, cash equivalents and restricted cash, end of period	$63,910	$82,085

Operating Activities

During the fiscal year ended December 29, 2023, net cash used in operating activities was $88 million, compared to net cash used in operating activities of $3 million for the fiscal year ended December 30, 2022. Cash flows used in operating activities were driven by reduced net income, adjusted for various non-cash items and changes in accounts receivable, due from unconsolidated joint ventures, contract assets, accounts payable, contract liabilities and accrued expenses balances (collectively, “Contract Capital”), as discussed below, accrued salaries and wages and other assets and liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations and timing in operating activities and Contract Capital. The changes in the components of Contract Capital during the fiscal years ended December 29, 2023 and December 30, 2022 were as follows:

	Fiscal Year Ended
	December 29,	December 30,
(In thousands)	2023	2022
Accounts receivable, net	$2,251	$41,574
Due from unconsolidated joint ventures	313	7,079
Contract assets	(9,334)	(46,736)
Accounts payable	13,747	10,436
Contract liabilities	(47,940)	(94,165)
Accrued expenses	(26,861)	31,471
Changes in Contract Capital, net	$(67,824)	$(50,341)

During the fiscal year ended December 29, 2023, the decrease in Contract Capital was $68 million, which was primarily driven by decreases in contract liabilities and accrued expenses. The Company’s Contract Capital fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

The impact on cash flows from operations in the fiscal years ended December 29, 2023 and December 30, 2022 from Legacy Loss Projects was cash used of approximately $65 million and $96 million, respectively.

Investing Activities

For the fiscal year ended December 29, 2023, net cash provided by investing activities was $22 million, which primarily consisted of cash proceeds from the sale of non-core business contracts of $30 million, proceeds from sale of assets of $6 million ($4 million due to sale of an office building), and return of investment in unconsolidated joint ventures of $16 million, partially offset by unconsolidated joint venture equity contributions of $23 million and purchases of property, plant and equipment of $7 million.

For the fiscal year ended December 30, 2022, net cash provided by investing activities was $4 million, which primarily consisted of a net working capital settlement in association with the AECOM Sale Transactions of $32 million and proceeds from sale of assets of $2 million, partially offset by unconsolidated joint venture equity contributions of $20 million, and purchases of property, plant and equipment of $10 million.

Financing Activities

For the fiscal year ended December 29, 2023, net cash provided by financing activities was $48 million, which primarily consisted of net proceeds from the Revolving Credit Facility borrowings of $30 million and IPO proceeds of $25 million, partially offset by payments of IPO costs of $6 million.

For the fiscal year ended December 30, 2022, net cash used in financing activities was $1 million, which primarily consisted of distributions to non-controlling interests.

Letters of Credit

We obtain standby letters of credit as required from time to time by our insurance carriers. At December 29, 2023 and December 30, 2022, the total amounts of standby letters of credit outstanding were $0 and $8 million, respectively.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments through the fiscal years ending through December 31, 2028 of approximately $10 million, $8 million, $4 million, $2 million and $2 million, respectively, and approximately $1 million in the aggregate thereafter based on balances outstanding as of December 29, 2023. See Note 10 - Leases, of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

As of December 29, 2023, we had a backlog of projects of approximately $1.1 billion, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

The following table presents the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
(In millions)	December 29, 2023
Backlog by customer type:
State and local agencies	74%
Federal agencies	14%
Private owners	12%
Total backlog	100%

As of
(In millions)	December 29, 2023
Backlog by contract type:
Fixed-price	86%
Cost reimbursable	14%
Total backlog	100%

As of
(In millions)	December 29, 2023
Estimated backlog recognized:
0 to 24 months	80%
25 to 36 months	9%
Beyond 36 months	11%
Total backlog	100%

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

Critical Accounting Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. The results of our analysis form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and the impact of such differences may be material to our consolidated financial statements.

Revenue Recognition and Estimated Costs to Complete Projects

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

Determination of the contract price is dependent upon a number of factors, including the accuracy of a variety of estimates made at the consolidated balance sheet date, such as estimated costs at completion. Additionally, the Company is required to make estimates for the amount of consideration to be received, including variable compensation such as bonuses, awards, incentive fees, claims, unapproved change orders, unpriced change orders, penalties, and liquidated damages. The Company’s estimates of variable consideration and determination of whether to include such amounts in the contract price are based largely on the Company’s assessment of legal enforceability, anticipated performance, and any other information (historical and forecasted) that is reasonably available to the Company. Management continuously monitors factors that may affect the quality of its estimates, and makes adjustments accordingly.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by the Accounting Standards Codification Topic 740 — Income Taxes (“ASC 740”). This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the consolidated financial statements and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we are an emerging growth company, we will, among other things:

•
not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act,
•
not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act,
•
not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act,
•
be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation and identification of critical audit matters,
•
be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and
•
be subject to reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable as we are a “smaller reporting company,” as defined in the Exchange Act.

Item 8. Financial Statements and Supplementary Data.

The independent registered public accounting firm’s report and consolidated financial statements listed below of this Annual Report are filed as part of this report.

Consolidated Financial Statements of the Company

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets as of December 29, 2023 and December 30, 2022
Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2023 and December 30, 2022
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 29, 2023 and December 30, 2022
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2023 and December 30, 2022
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Shimmick Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shimmick Corporation (the "Company") as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two fiscal years in the period ended December 29, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 29, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 28, 2024

We have served as the Company's auditor since 2022.

Shimmick Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	December 29,	December 30,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$62,939	$77,762
Restricted cash	971	4,323
Accounts receivable, net	54,178	56,430
Contract assets, current	125,943	80,901
Prepaids and other current assets	13,427	14,060

TOTAL CURRENT ASSETS	257,458	233,476

Property, plant and equipment, net	46,373	55,208
Intangible assets, net	9,244	12,044
Contract assets, non-current	48,316	84,024
Lease right-of-use assets	23,855	22,690
Investment in unconsolidated joint ventures	21,283	17,363
Deferred tax assets	17,252	18,851
Other assets	2,871	3,143

TOTAL ASSETS	$426,652	$446,799

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$81,589	$67,541
Contract liabilities, current	115,785	163,725
Accrued salaries, wages and benefits	26,911	36,248
Accrued expenses	33,897	60,758
Other current liabilities	13,071	12,672

TOTAL CURRENT LIABILITIES	271,253	340,944

Long-term debt, net	29,627	—
Lease liabilities, non-current	15,045	14,442
Contract liabilities, non-current	3,215	1,846
Contingent consideration	15,488	15,662
Deferred tax liabilities	17,252	18,851
Other liabilities	4,282	3,459

TOTAL LIABILITIES	356,162	395,204

Commitments and Contingencies (Note 12)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized as of December 29, 2023 and December 30, 2022; 25,493,877 and 21,908,800 shares issued and outstanding as of December 29, 2023 and December 30, 2022, respectively	255	219
Additional paid-in-capital	24,445	3,341
Retained earnings	46,537	49,083
Non-controlling interests	(747)	(1,048)

TOTAL STOCKHOLDERS' EQUITY	70,490	51,595

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$426,652	$446,799

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	December 29,	December 30,
	2023	2022
Revenue	$632,806	$664,158
Cost of revenue	610,434	640,643
Gross margin	22,372	23,515
Selling, general and administrative expenses	61,507	60,442
Amortization of intangibles	2,618	2,632
Total operating expenses	64,125	63,074
Equity in earnings of unconsolidated joint ventures	10,354	52,471
Gain on sale of assets	31,834	—
Income from operations	435	12,912
Other expense, net	2,721	8,731
Net (loss) income before income tax	(2,286)	4,181
Income tax expense	—	1,274
Net (loss) income	(2,286)	2,907
Net income (loss) attributable to non-controlling interests	260	(853)
Net (loss) income attributable to Shimmick Corporation	$(2,546)	$3,760
Net (loss) income attributable to Shimmick Corporation per common share
Basic	$(0.11)	$0.17
Diluted	$(0.11)	$0.17

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 31, 2021	21,908,800	$219	$1,046	$45,323	$433	$47,021
Net income (loss)	—	—	—	3,760	(853)	2,907
Stock-based compensation	—	—	2,295	—	—	2,295
Distributions to non-controlling interests	—	—	—	—	(628)	(628)
Balance as of December 30, 2022	21,908,800	$219	$3,341	$49,083	$(1,048)	$51,595

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 30, 2022	21,908,800	$219	$3,341	$49,083	$(1,048)	$51,595
Net (loss) income	—	—	—	(2,546)	260	(2,286)
Initial Public Offering, net of costs	3,575,000	36	19,029	—	—	19,065
Exercise of stock options	10,077	—	13	—	—	13
Stock-based compensation	—	—	2,062	—	—	2,062
Contributions from non-controlling interests	—	—	—	—	301	301
Distributions to non-controlling interests	—	—	—	—	(260)	(260)
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	December 29,	December 30,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(2,286)	$2,907
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	2,062	2,295
Depreciation and amortization	17,121	15,979
Equity in earnings of unconsolidated joint ventures	(10,354)	(52,471)
Return on investment in unconsolidated joint ventures	14,682	59,651
Gain on sale of assets	(31,834)	—
Other	(47)	9,462
Changes in operating assets and liabilities:
Accounts receivable, net	2,251	41,574
Due from unconsolidated joint ventures	313	7,079
Contract assets	(9,334)	(46,736)
Accounts payable	13,747	10,436
Contract liabilities	(47,940)	(94,165)
Accrued expenses	(26,861)	31,471
Accrued salaries, wages and benefits	(8,975)	4,149
Other assets and liabilities	(645)	5,285
Net cash used in operating activities	(88,100)	(3,084)
Cash Flows From Investing Activities
Net working capital settlement in association with business combination	—	32,000
Purchases of property, plant and equipment	(7,042)	(10,443)
Proceeds from sale of assets	35,975	1,722
Unconsolidated joint venture equity contributions	(23,170)	(19,709)
Return of investment in unconsolidated joint ventures	16,287	627
Net cash provided by investing activities	22,050	4,197
Cash Flows From Financing Activities
Payments on finance lease obligation	(303)	(303)
Net borrowings on revolving credit facility	29,915	—
Contributions from non-controlling interests	301	—
Distributions to non-controlling interests	(260)	(628)
Proceeds from IPO	25,025	—
Payments of IPO costs	(5,961)	—
Other	(842)	—
Net cash provided by (used in) financing activities	47,875	(931)
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,175)	182
Cash, cash equivalents and restricted cash, beginning of period	82,085	81,903
Cash, cash equivalents and restricted cash, end of period	$63,910	$82,085
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	62,939	77,762
Restricted cash	971	4,323
Total cash, cash equivalents and restricted cash	$63,910	$82,085

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Notes to the Consolidated Financial Statements

Note 1. Business and Organization

Shimmick Corporation (“Shimmick”, “we”, “our”, “us”, “its” or the “Company”) was founded in 1990 in California and operated as a regional infrastructure construction contractor throughout California for nearly 30 years. In 2017, AECOM acquired Shimmick and consolidated it with its existing construction services, which included former legacy construction operations from Morrison Knudsen, Washington Group International, and others. In January 2021, we consummated the AECOM Sale Transactions and began operating as an independent company under new private ownership (the "AECOM Sale Transactions").

The accompanying consolidated financial statements include the accounts of Shimmick Corporation and its subsidiaries, unless otherwise indicated. On September 12, 2023, the Company changed its name from SCCI National Holdings, Inc. to Shimmick Corporation.

On November 16, 2023, Shimmick completed its initial public offering of 3,575,000 shares of common stock at a price to the public of $7.00 per share (the "IPO"). The net proceeds to Shimmick from the IPO were approximately $19 million after deducting underwriting discounts and commissions and other offering expenses of $6 million. Shimmick’s common stock began trading on the NASDAQ Global Market on November 14, 2023.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated.

In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.

Change in Presentation

Certain prior period balances in the consolidated balance sheets and statements of cash flows and accompanying notes have been combined or rounded to conform to current period presentation. These changes had no impact on net (loss) income, cash flows, assets and liabilities, or equity previously reported.

Stock Split

On October 23, 2023, the Board of Directors (the "Board") approved an amendment to the Company’s Certificate of Incorporation in order to effect a stock split of the Company’s Common Stock. Further, the Board authorized 100,000,000 shares of Common Stock, with a par value of $0.01 par value per share and 25,000,000 shares of Preferred Stock, with a par value of $0.01 per share. Upon the effectiveness of the filing of the amendment, each share of common stock, par value $0.01 per share (the “Old Common Stock”), issued and outstanding automatically, without further action on the part of the Company or any holder of such Old Common Stock, was reclassified as and became 2.7386 validly issued, fully paid and non-assessable shares of Common Stock. There were no fractional shares issued with respect to the reclassification of shares of Old Common Stock. In lieu of fractional shares, the Company rounded up to the nearest whole number of shares of Common Stock. The Company has retro-actively applied the stock split made effective on October 23, 2023, to share and per share amounts in the consolidated financial statements.

Fiscal Year

The Company’s fiscal years consist of 52 or 53 weeks, ending on the Friday closest to December 31. Fiscal year 2023 commenced on December 31, 2022 and ended on December 29, 2023. Fiscal year 2022 commenced on January 1, 2022 and ended on December 30, 2022.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from estimates and significant estimates affecting amounts reported in the consolidated financial statements are:

•
project revenues, costs and profits at completion of the Company’s contracts with customers, including recognition of estimated losses on uncompleted contracts;
•
claims against customers and recoveries of costs from subcontractors, vendors and others;
•
provisions for income taxes and related valuation allowances and tax uncertainties;
•
recoverability of equity method investments;
•
accruals for estimated liabilities, including litigation accruals;
•
fair value of assets and liabilities acquired under the Purchase Agreement; and
•
amounts owed to AECOM for contingent consideration.

Revenue Recognition

The Company derives revenue predominantly by providing construction and operations and management services to government and commercial clients throughout the United States. The Company’s construction, operations and management services are usually provided in association with capital projects, which are predominantly fixed-price contracts that are billed based on project milestones. Contracts with clients may contain advance billing terms, milestone billings based on the completion of certain phases of work or services provided to date, and contract retentions. For further discussion regarding the Company’s revenue from contracts with clients by type of contract, see Note 3 - Revenue, Receivables and Contract Assets and Liabilities.

Step 1: Contract Identification

The Company does not recognize revenue unless an identified contract with a customer is established. A contract with a customer exists when it has approval and commitment from both parties, the rights and obligations of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability is probable. The Company also evaluates whether a contract should be combined with other contracts and accounted for as a single contract. This evaluation requires judgment and could change the timing of the amount of revenue and profit recorded for a given period.

Step 2: Identify Performance Obligations

Next, each performance obligation in the contract is identified. A performance obligation is a promise to provide a distinct good or service or a series of distinct goods or services to the customer. Revenue is recognized separately for each performance obligation in the contract. Many of the Company’s contracts have one clearly identifiable performance obligation. However, many contracts provide the customer an integrated service that includes two or more of services associated with construction, operations and management. For these contracts, the Company does not consider the integrated services to be distinct within the context of the contract when the separate scopes of work combine into a single commercial objective or capability for the customer. Accordingly, the Company generally identifies one performance obligation in each contract. The determination of the number of performance obligations in a contract requires significant judgment and could change the timing of the amount of revenue recorded for a given period.

Step 3: Determine Contract Price

After determining the performance obligations in the contract, the Company determines the contract price. The contract price is the amount of consideration expected to be received from the customer for completing the performance obligation(s). In a fixed-price contract, the contract price is a single lump-sum amount. In reimbursable and time and materials-based contracts, the contract price is determined by the agreed upon rates or reimbursements for time and materials expended in completing the performance obligation(s) in the contract. In the course of providing its services, the Company routinely subcontracts and collaborates with partners providing services and incurs other direct costs. The Company controls the services provided by subcontractors and accounts for such cost at the gross amount as the company is considered the principal.

Determination of the contract price is dependent upon a number of factors, including the accuracy of a variety of estimates made at the consolidated balance sheet date, such as estimated costs at completion. Additionally, the Company is required to make estimates for the amount of consideration to be received, including bonuses, awards, incentive fees, claims, unapproved change orders, unpriced change orders, penalties, and liquidated damages. Variable consideration is included in the estimate of the transaction price only to the extent that it is probable that a significant reversal of revenue would not occur when the contingency is resolved. The Company estimates the amount of revenue to be recognized on variable consideration through predominantly applying the most likely amount method. The Company’s estimates of variable consideration and determination of whether to include such amounts in the contract price are based largely on the Company’s assessment of legal enforceability, anticipated performance, and any other information (historical and forecasted) that is reasonably available to the Company. Management continuously monitors factors that may affect the quality of its estimates, and material changes in estimates are disclosed accordingly.

Step 4: Assign Contract Price to Performance Obligations

After determining the contract price, the Company assigns such price to the performance obligation(s) in the contract. If a contract has multiple performance obligations, the Company assigns the contract price to each performance obligation based on the stand-alone selling prices of the distinct services that comprise each performance obligation.

Step 5: Recognize Revenue as Performance Obligations are Satisfied

The Company records revenue for contracts with customers as the contracts’ performance obligations are satisfied. Under fixed-unit price contracts, the Company performs a number of units of work at an agreed price per unit with the total payment under the contract determined by the actual number of units delivered. Revenue is recognized for fixed-price contracts using the input method measured on a cost-to-cost basis. This method is reasonable in measuring performance towards completion because it measures the value of all goods and services transferred to the customer.

The Company recognizes revenue on performance obligations associated with cost reimbursable contracts based on actual direct costs incurred and the applicable fixed rate or portion of the fixed fee earned as of the consolidated balance sheet date. Under time-and-materials price contracts, the Company negotiates hourly billing rates and charges its customers based on the actual time that it expends on a project. In addition, customers reimburse the

Company for materials and other direct incidental expenditures incurred in connection with its performance under the contract. The Company applies a practical expedient to recognize revenue in the amount in which it has the right to invoice if its right to consideration is equal to the value of performance completed to date.

Costs incurred may include direct labor, direct materials, subcontractor costs and indirect costs, such as salaries and benefits, supplies and tools, equipment costs and insurance costs. Indirect costs are charged to projects based upon direct costs and overhead allocation rates per dollar of direct costs incurred or direct labor hours worked.

The Company has numerous contracts that are in various stages of completion which require estimates to determine the forecasted costs at completion. Due to the nature of the work left to be performed on many of the Company’s contracts, the estimation of total cost at completion for fixed-price contracts is complex, subject to many variables and requires significant judgment. Estimates of total cost at completion are made each period and changes in these estimates are accounted for prospectively as cumulative adjustments to revenue recognized in the current period. If estimates of costs to complete fixed-price contracts indicate a loss, a provision is made through a contract write-down for the total loss anticipated.

Change Orders

Contracts are often modified to account for changes in contract specifications and requirements. Most of the Company’s contract modifications are for goods or services that are not distinct from existing contracts due to the significant integration provided in the context of the contract and are accounted for as if they were part of the original contract. The effect of a contract modification on the transaction price and the Company’s measure of progress for the performance obligation to which it relates are recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catch-up basis.

Claims

Sometimes the Company seeks claims for amounts in excess of the contract price for delays, errors in specifications and designs, contract terminations, change orders in dispute or other causes of additional costs incurred. Costs attributable to claims from customers are treated as costs of contract performance as incurred.

Government Contracts

The Company’s federal government and certain state and local agency contracts are subject to, among other regulations, regulations issued under the Federal Acquisition Regulations (“FAR”). These regulations can limit the recovery of certain specified indirect costs on contracts and subjects the Company to ongoing multiple audits by government agencies such as the Defense Contract Audit Agency (“DCAA”). In addition, most of the Company’s federal and state and local contracts are subject to termination at the discretion of the client.

Audits by the DCAA and other agencies consist of reviews of the Company’s overhead rates, operating systems and cost proposals to ensure that the Company accounted for such costs in accordance with the Cost Accounting Standards of the FAR (“CAS”). If the DCAA determines the Company has not accounted for such costs consistent with CAS, the DCAA may disallow these costs. There can be no assurance that audits by the DCAA or other governmental agencies will not result in material cost disallowances in the future.

There are no ongoing audits and or material adjustments related to noncompliance are required. The Company is in compliance with all federal and state regulations and is not aware of any material adjustments as of the consolidated balance sheet dates.

Commitments and Contingencies

For asserted claims and assessments, liabilities are recorded when an unfavorable outcome of a matter is concluded to be probable and the loss is reasonably estimable. With respect to unasserted claims or assessments, management must first determine that the probability that an assertion will be made is likely. Then, a determination as to the likelihood of an unfavorable outcome and the ability to reasonably estimate the potential loss is made. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss. Legal costs are expensed as incurred.

Joint Ventures and Variable Interest Entities

The Company’s joint ventures, the combination of two or more partners, are generally formed for the execution of a specific contract. Management of the joint venture is typically controlled by a joint venture management committee, comprised of representatives from the joint venture partners. The joint venture management committee normally provides management oversight and controls decisions which could have a significant impact on the joint venture.

Some of the Company’s joint ventures have no employees and minimal operating expenses. For these joint ventures, the Company’s employees perform work for the joint venture, which is then billed to a third-party client by the joint venture. For consolidated joint ventures of this type, the Company records the entire amount of the services performed and the costs associated with these services, including the services provided by the other joint venture partners, in the Company’s results of operations. For certain of these joint ventures where a fee is added by an unconsolidated joint venture to client billings, these fees are eliminated to the extent the fee represents billings from the Company to the joint venture.

The Company assesses its joint ventures at inception to determine if they meet the qualifications of a variable interest entity ("VIE"). The Company considers a partnership or joint venture a VIE if it has any of the following characteristics:

•
the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support;
•
characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity); or
•
the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company analyzes its joint ventures and classifies them as either:

•
a VIE that must be consolidated because the Company is the primary beneficiary or the joint venture is not a VIE and the Company holds the majority voting interest with no significant participative rights available to the other partners; or
•
a VIE that does not require consolidation and is treated as an equity method investment because the Company is not the primary beneficiary or the joint venture is not a VIE and the Company does not hold the majority voting interest.

Cash, Cash Equivalents and Restricted Cash

The Company from time to time may have bank deposits in excess of insurance limits of the Federal Deposit Insurance Corporation. The Company has not experienced any credit losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

The Company’s cash equivalents include highly liquid investments which have an initial maturity of three months or less.

Cash and cash equivalents as of December 29, 2023 and December 30, 2022, include $1 million and $4 million, respectively, held by consolidated joint ventures that may not be distributed or used for certain other payments prescribed in the joint venture agreement without consent of the joint venture partners. These balances are presented as restricted cash within the consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its accounts receivable net of an allowance for doubtful accounts. This allowance for doubtful accounts is estimated based on management’s evaluation of the contracts involved and the client’s ability and willingness to pay. Allowances for doubtful accounts have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable as of the consolidated balance sheet date based on current and past experience.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Estimated useful lives range as follows:

•
Buildings — 10 to 45 years;
•
Machinery, equipment, and vehicles — 3 to 12 years;
•
Office furniture and equipment — 3 to 10 years;
•
Leasehold improvements — the shorter of their estimated useful lives or the remaining terms of the underlying lease agreement.

Property, plant and equipment to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The carrying amount of an asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For property, plant and equipment assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. There was no impairment to property, plant and equipment for the fiscal years ended December 29, 2023 and December 30, 2022.

Intangible Assets

The estimated useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The estimated useful lives for trademarks and customer contracts are seven years and six years, respectively. Intangible assets are amortized over the shorter of their contractual term or estimated useful life.

The Company considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment. There was no impairment to intangible assets for the fiscal years ended December 29, 2023 or December 30, 2022.

Insurance Reserves

The Company maintains insurance for certain insurable business risks. Insurance coverage contains various retention and deductible amounts for which the Company accrues a liability based upon reported claims and an actuarially determined estimated liability for certain claims incurred but not reported. It is generally the Company’s policy not to accrue for any potential legal expense to be incurred in defending the Company’s position.

Leases

The Company enters into lease arrangements for real estate, construction equipment and information technology equipment in the normal course of business. The Company determines if an arrangement is or contains a lease at inception of the arrangement. An arrangement is determined to be a lease if it conveys the right to control the use of identified property and equipment for a period of time in exchange for consideration. Operating lease right-of-use assets are recognized as the present value of future lease payments over the lease term as of the commencement date, plus any lease payments made prior to commencement, and less any lease incentives received. Operating lease liabilities are recognized as the present value of the future lease payments over the lease term as of the commencement date. Operating lease expense is recognized based on the undiscounted future lease payments over the remaining lease term on a straight-line basis. Lease expense related to short-term leases is recognized on a straight-line basis over the lease term.

Determinations with respect to lease term (including any renewals and terminations), incremental borrowing rate used to discount lease payments, variable lease expense and future lease payments require the use of judgment based on the facts and circumstances related to each lease. The Company considers various factors, including economic incentives, intent, past history and business need, to determine the likelihood that a renewal option will be exercised. Right-of-use assets are evaluated for impairment in accordance with the Company’s policy for impairment of long-lived assets.

Non-controlling Interests

Non-controlling interests represent the equity investments of the minority owners in the Company’s joint ventures and other subsidiary entities that are consolidated in its financial statements.

Fair Value Accounting

The Company categorizes its financial instruments using a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level (least observable) input that is significant to the fair value measurement.

Other than the contingent consideration, there were no assets and liabilities measured at fair value on a recurring basis as of December 29, 2023 or December 30, 2022.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

The Company records uncertain tax positions using a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Segment

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions on how to allocate resources and assess performance. Based on how the Company’s Chief Executive Officer as the CODM reviews financial performance and allocates resources on a recurring basis, the Company has one operating segment and one reportable segment.

Stock-Based Compensation

All stock-based payments (to the extent that they are compensatory) are recognized as an expense in the Company’s consolidated statements of operations based on their fair values on the grant date. The Company accounts for forfeitures when they occur. The Company recognizes stock-based compensation expense on a straight-line basis over the service period of the award, which is no greater than four years. See Note 8 - Stock Compensation, for discussion of stock-based compensation and incentive plans.

Accounting Standards Not Yet Adopted

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures of significant expense and segment profitability categories and amounts for reportable business segments. The amendment is effective in annual periods beginning after December 15, 2023 and subsequent interim periods, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendment is effective in annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on it future consolidated financial statements.

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Fiscal Year Ended
	December 29,	December 30,
(In thousands)	2023	2022
Fixed-price	$567,224	$601,903
Cost reimbursable	57,063	54,835
Equipment and labor	8,519	7,420
Total revenue	$632,806	$664,158

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Projects that started prior to consummation of the AECOM Sale Transactions are referred to as "Legacy Projects".

The following table presents the Company’s revenue disaggregated by Shimmick Projects and Legacy Projects:

	Fiscal Year Ended
	December 29,	December 30,
(In thousands)	2023	2022
Shimmick Projects	$434,297	$350,667
Legacy Projects	198,509	313,491
Total revenue	$632,806	$664,158

Remaining performance obligations

The Company had $1.1 billion of remaining performance obligations yet to be satisfied as of December 29, 2023. Our remaining performance obligations have a weighted average life of 2.0 years as of December 29, 2023.

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

	December 29,	December 30,
	2023	2022	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$125,943	$116,120	$9,823
Retainage receivable	48,316	48,805	(489)
Total contract assets	174,259	164,925	9,334

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(48,841)	(56,963)	8,122
Forward loss reserve	(70,159)	(108,608)	38,449
Total contract liabilities	(119,000)	(165,571)	46,571
Net	$55,259	$(646)	$55,905

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported in the consolidated balance sheets within “Contract assets, current,” “Contract assets, non-current,” “Contract liabilities, current" and “Contract liabilities, non-current." Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings.

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $73 million during the fiscal year ended December 29, 2023 that was included in contract liabilities as of December 30, 2022.

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

	December 29,	December 30,
	2023	2022
(In thousands)
Total accounts receivable, gross	$55,202	$57,395
Allowance for doubtful accounts	(1,024)	(965)
Accounts receivable, net	$54,178	$56,430

Substantially all contract assets as of December 29, 2023 and December 30, 2022 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

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

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of December 29, 2023
Customer one	32.5%
Customer two	21.7%

As of December 30, 2022
Customer one	31.4%
Customer two	21.4%
Customer three	14.4%

Significant Customers as a Percentage of Revenue
Fiscal Year Ended December 29, 2023
Customer one	16.7%
Customer two	14.5%
Customer three	12.9%

Fiscal Year Ended December 30, 2022
Customer one	12.1%
Customer two	10.9%
Customer three	10.8%
Customer four	10.1%

Revisions in Estimates

Changes in contract estimates resulted in net decreases in gross margin of $10 million for the fiscal year ended December 29, 2023, primarily due to increased forecasted costs to complete and an agreed upon contract settlement lower than previously estimated, partially offset by increases in gross margin on an outstanding claim.

The Company’s results of operations were materially impacted by an increase in the forecasted costs to complete on projects associated with a canal lock chamber, waterway canal and water desalination which reduced gross margin by a total of $18 million in fiscal year 2022. The increases in forecasted costs were primarily due to significantly reduced productivity and schedule delays as a result of the COVID-19 pandemic, unexpected underwater soil conditions, project design modifications and associated scheduling delays.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	December 29,	December 30,
	2023	2022
(In thousands)
Current assets	$34,071	$29,485
Non-current assets	8,971	8,235
Total assets	43,042	37,720
Current liabilities	59,602	22,603
Non-current liabilities	2,013	56,595
Total liabilities	$61,615	$79,198

	Fiscal Year Ended
	December 29,	December 30,
	2023	2022
(In thousands)
Revenue	$23,599	$27,190

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	December 29,	December 30,
	2023	2022
(In thousands)
Current assets	$74,498	$78,228
Non-current assets	14,333	25,026
Total assets	88,831	103,254
Current liabilities	42,817	63,240
Total liabilities	$42,817	$63,240

	Fiscal Year Ended
	December 29,	December 30,
	2023	2022
(In thousands)
Revenue	$80,727	$430,634
Cost of revenue	64,793	332,528
Gross margin	15,934	98,106
Net income	$15,934	$98,106

Contractually required support provided to the Company’s joint ventures is discussed in Note 12 - Commitments and Contingencies.

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Fiscal Year Ended
	December 29,	December 30,
	2023	2022
(In thousands)
Revenue	$3,415	$7,420

Amounts included in the consolidated balance sheets related to services provided to unconsolidated joint ventures for the periods ended December 29, 2023 and December 30, 2022 are as follows:

	December 29,	December 30,
	2023	2022
(In thousands)
Accounts receivable, net	$2,092	$5,045

Note 5. Property, Plant and Equipment and Intangible Assets

The following table summarizes the components of property, plant and equipment as of December 29, 2023 and December 30, 2022.

	December 29, 2023	December 30, 2022
(In thousands)
Building and land	$4,002	$3,887
Machinery, equipment, and vehicles	70,250	67,698
Office furniture and equipment	9,324	7,891
Property, plant and equipment, gross	83,576	79,476
Accumulated depreciation	(37,203)	(24,268)
Property, plant and equipment, net	$46,373	$55,208

	Fiscal Year Ended
	December 29,	December 30,
	2023	2022
(In thousands)
Depreciation expense	$14,338	$13,047

Depreciation is recorded within cost of revenue and selling, general and administrative expenses and is calculated using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

The following table presents the Company’s finite-lived intangible assets, including the weighted- average useful lives for each major intangible asset category and in total:

	December 29, 2023
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	4	$10,600	$(4,543)	$6,057
Customer contracts	3	6,527	(3,340)	3,187
Total		$17,127	$(7,883)	$9,244

	December 30, 2022
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	5	$10,600	$(3,029)	$7,571
Customer contracts	4	6,709	(2,236)	4,473
Total		$17,309	$(5,265)	$12,044

Amortization of intangibles was $3 million for each of the fiscal years ended December 29, 2023 and December 30, 2022 and is recorded as amortization of intangibles within the consolidated statements of operations. The Company’s estimated aggregate remaining amortization is as follows:

Amortization
Expense
(In thousands)
2024	$2,577
2025	2,577
2026	2,577
2027	1,513
Total	$9,244

Significant Transaction

The Company executed a $35 million Membership Interest Purchase Agreement on June 30, 2023 for the sale of non-core business contracts. A gain on the sale of non-core business contracts of $30 million was recorded within gain on sale of assets after consummation of the transaction during the third quarter of 2023 after a $5 million adjustment to the purchase price. The company received $30 million in cash during the third quarter of 2023.

Note 6. Debt

Total debt outstanding is presented on the consolidated balance sheets as follows:

(In thousands)	December 29, 2023	December 30, 2022
Revolving Credit Facility	$29,914	$—
Total debt	29,914	—
Unamortized debt issuance costs	(287)	—
Long-term debt, net	$29,627	$—

Revolving Credit Facility

On March 27, 2023, we entered into a Revolving Credit Facility Agreement (“Revolving Credit Facility”) with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023 and September 22, 2023. As amended, the Revolving Credit Facility provides for a total commitment of $35 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 4.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility Agreement matures on March 27, 2028 and requires the Company to maintain a leverage ratio that does not exceed 1.75 to 1.0. The Company is not aware of any instances of noncompliance with financial covenants as of December 29, 2023.

Following the IPO, we used the net proceeds we received from our IPO, together with cash on hand, to repay all outstanding borrowing under our Revolving Credit Facility. Subsequent to the repayment, we drew $30 million on our Revolving Credit Facility to fund working capital requirements.

Project Financing Agreement

On March 26, 2024, we entered into a Project Financing Agreement with Berkshire Hathaway Specialty Insurance Company, National Liability & Fire Insurance Company and National Indemnity Company (collectively "Berkshire") which provides an advance of up to $25 million in exchange for security interest in the assigned and secured collateral specified in the Project Financing Agreement. If drawn, the advance will be used to satisfy bond and bonded contract obligations and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 4.50%. All funds provided by Berkshire under the Project Financing Agreement as well as all accrued interest are due and payable in full on March 28, 2028.

Note 7. Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	December 29, 2023	December 30, 2022
(In thousands)
Current taxes:
Federal	$—	$1,030
State	—	244
Total current taxes	—	1,274
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—	—
Provision for income taxes	$—	$1,274

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax (benefit) expense are summarized as follows:

	Fiscal Year Ended
	December 29, 2023	December 30, 2022
(In thousands)
Expected income tax (benefit) expense at federal statutory rate	$(480)	$1,070
State income taxes, net of federal income tax benefit	27	790
Return to provision true-up	1,774	—
Permanent items	562	72
Contingent consideration	—	1,987
Change in valuation allowance	5,248	(2,645)
State rate change	(7,131)	—
Reported provision for income taxes	$—	$1,274
Effective tax rate	0%	25%

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 29, 2023	December 30, 2022
(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$(10,598)	$(12,682)
Right-of-use asset	(6,654)	(6,169)
Total deferred tax liabilities	$(17,252)	$(18,851)
Deferred tax assets:
Intangible assets	$34,457	$35,818
Contract loss reserve	11,143	17,687
Investment in partnerships	16,453	25,645
Lease liability	6,586	6,132
Stock compensation	1,428	804
Accrued expenses and reserves	5,895	9,409
Section 382 limitation	39,622	30,070
Net operating loss carryforwards	24,629	11,003
Other deferred tax assets	715	711
Total deferred tax assets	$140,928	$137,279
Net deferred tax assets before valuation allowance	123,676	118,428
Less: Valuation allowance	(123,676)	(118,428)
Net deferred tax assets	$—	$—

As of December 29, 2023 and December 30, 2022, gross deferred tax assets were $141 million and $137 million, respectively. The Company has recorded a valuation allowance of $124 million and $118 million as of December 29, 2023 and December 30, 2022, respectively. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry- back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. The $6 million increase in the valuation allowance is attributed to the full valuation allowance being recorded on all increases in deferred tax assets in the current period.

The Company recognizes interest and penalties related to tax matters as a component of “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

At December 29, 2023, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $89 million and $87 million, respectively. The U.S. federal NOL carryforward does not expire and can be carried forward indefinitely, but can only offset up to 80% of taxable income in future years. The state NOL carryforwards have both indefinite and limited carryforward periods, depending on state jurisdictions, and expire beginning in 2036 through 2042. At December 29, 2023, the Company had a full valuation allowance related to the tax-effected amount of these net operating losses. The Company had no unrecognized tax benefits recorded at December 29, 2023.

The Company files income tax returns in numerous tax jurisdictions, including the U.S. and multiple U.S. states. The statute of limitations generally ranges from three to five years for major jurisdictions in which the Company operates. Prior to the acquisition, Shimmick filed as a subsidiary of their parent company, AECOM. In connection with the separation, the Company entered into a tax matters agreement. Under the tax matters agreement, AECOM is generally responsible for all taxes associated with consolidated federal and state filings imposed on AECOM and its subsidiaries (including Shimmick) with respect to taxable periods ended on or prior to January 1, 2021. Also, pursuant to this agreement, AECOM is generally responsible for all taxes associated with separately filed state and local tax filings imposed on Shimmick and its subsidiaries with respect to taxable periods ended on or prior to January 1, 2021. Under these circumstances, Shimmick is only liable for tax periods filed on a standalone basis following the acquisition date.

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

On November 13, 2023, the Company’s Board approved the Shimmick Corporation 2023 Equity Incentive Plan (the “2023 Omnibus Incentive Plan”). The maximum aggregate number of shares of Common Stock available is 3,729,149 under the 2023 Omnibus Incentive Plan (equal to ten percent (10%) of the Company’s Common Stock outstanding immediately following the completion of the Company’s IPO on November 16, 2023 plus (ii) the reserved and authorized shares for awards under the Company’s 2021 Stock Plan that were not granted as of November 13, 2023). The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Omnibus Incentive Plan will automatically increase annually on the first day of each fiscal year, beginning with the 2024 fiscal year in an amount equal to five percent (5%) of Common Stock outstanding on the last day of the immediately preceding fiscal year unless the plan administration determines that a lesser amount should instead be issued. The shares reserved under the 2023 Omnibus Incentive Plan are for issuance of incentive instruments, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and other share-based awards.

Total compensation expense related to stock-based grants was $2 million for each of the fiscal years ended December 29, 2023 and December 30, 2022. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding as of December 29, 2023 and December 30, 2022 was $3 million and $5 million, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 1.3 years and 2.3 years, respectively.

For the fiscal year ended December 29, 2023, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of December 30, 2022	4,489,094	$1.26	$—	8.33
Exercised	(10,077)	1.26	—	—
Forfeited	(184,888)	1.26	0.28	—
Vested	(156,946)	1.26	—	—
Outstanding as of December 29, 2023	4,137,183	1.26	—	7.60
Exercisable as of December 29, 2023	2,701,306	$1.26	$—	7.60

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 4.1 and 4.5 million employee stock options were excluded from the calculation of diluted earnings per share for the fiscal years ended December 29, 2023 and December 30, 2022, respectively, as they are antidilutive to the EPS calculation. The computation of basic and diluted EPS is as follows:

	Fiscal Year Ended
(In thousands, except per share data)	December 29, 2023	December 30, 2022
Numerator:
Net (loss) income attributable to Shimmick Corporation	$(2,546)	$3,760
Numerator for basic and diluted EPS	$(2,546)	$3,760

Denominator:
Denominator for basic EPS - weighted average shares	22,356	21,909
Effect of dilutive securities:
Employee stock options	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	22,356	21,909
Basic EPS	$(0.11)	$0.17
Diluted EPS	$(0.11)	$0.17

Note 10. Leases

Lease expenses recorded within the consolidated statements of operations are comprised as follows:

	Fiscal Year Ended
(In thousands)	December 29, 2023	December 30, 2022
Operating lease cost
Cost of revenue	$11,351	$10,267
Selling, general and administrative expenses	1,210	1,539
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	282	300
Interest on lease liabilities	50	34
Short-term lease cost	594	382
Total lease cost	$13,487	$12,522

Additional consolidated balance sheets information related to leases is as follows:

	Balance Sheet	December 29,	December 30,
(In thousands)	Classification	2023	2022
Assets:
Operating lease assets	Lease right-of-use assets	$23,568	$21,811
Finance lease assets	Lease right-of-use assets	287	879
Total lease assets		$23,855	$22,690

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$8,247	$7,767
Finance lease liabilities	Other current liabilities	317	313
Total current lease liabilities		$8,564	$8,080

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$15,017	$13,861
Finance lease liabilities	Lease liabilities, non-current	28	581
Total non-current lease liabilities		$15,045	$14,442

Weighted average remaining lease term information related to leases is as follows:

	December 29,	December 30,
	2023	2022
Weighted average remaining lease term (in years):
Operating leases	3.4	4.1
Finance leases	1.1	2.1
Weighted average discount rate:
Operating leases	6.3%	5.3%
Finance leases	9.9%	3.2%

Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
	December 29,	December 30,
(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,070	$11,852
Financing cash flows from finance leases	$303	$303
Right-of-use assets obtained in exchange for new operating leases	$13,215	$11,300

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Financing
Year	Leases	Leases
(In thousands)
2024	$9,421	$337
2025	8,363	28
2026	3,532	—
2027	1,912	—
2028	1,718	—
Thereafter	808	—
Total lease payments	25,754	365
Amounts representing interest	(2,490)	(20)
Total lease liabilities	$23,264	$345

Note 11. Employee Retirement Plans

Defined Contribution Profit Sharing Plan

The Company sponsors a defined contribution profit sharing plan covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code.

The Company made matching contributions of $2 million for each of the fiscal years ended December 29, 2023 and December 30, 2022.

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $15 million and $17 million for the fiscal years ended December 29, 2023 and December 30, 2022, respectively.

Our participation in significant plans for the fiscal years ended December 29, 2023 and December 30, 2022 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are generally less than 80% funded, and plans in the green zone are generally at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.

		Pension Protection Act Zone Status			Company Contributions Fiscal Year Ended (in thousands)
Pension Fund	EIN/Pension Plan Number	2023	2022	FIP/RP Status Pending or Implemented	December 29, 2023	December 30, 2022	Surcharge Imposed
Pension Trust Fund for the Operating Engineers	94-6090764	Green	Yellow	NA	$1,852	$1,857	No
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048	Described below (1)	Yellow	NA	1,722	1,818	No
Carpenters Pension Trust Fund for Northern California	94-6050970	Red	Red	Implemented	1,454	1,613	No
California Ironworkers Field Pension Fund	95-6042866	Green	Green	NA	1,112	1,931	No
Laborers Pension Trust Fund for Northern California	94-6277608	Green	Green	NA	1,366	1,389	No
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Described below (1)	Green	NA	1,006	949	No
Ironworkers District Council of TN Valley & Vicinity Welfare Pension Plans	62-6098036	Described below (1)	Green	NA	882	839	No
Operating Engineers Trust Fund	95-6032478	Described below (1)	Green	NA	823	986	No
Southwest Carpenters Pension Fund	95-6042875	Green	Green	NA	619	651	No
San Diego County Construction Laborers Pension Trust Fund	95-6090541	Green	Green	NA	580	343	No
Construction Laborers Pension Trust for Southern California	43-6159056	Described below (1)	Green	NA	566	1,060	No
Southern California IBEW-NECA Pension Trust Fund	95-6392774	Described below (1)	Yellow	NA	497	703	No
IBEW Local 595 Pension Plan	94-6279541	Described below (1)	Green	NA	297	503	No
San Diego Electrical Pension Plan	95-6101801	Described below (1)	Green	NA	268	148	No
San Diego County Cement Masons Pension Plan	95-6267660	Described below (1)	Yellow	NA	209	92	No
Northern California Pipe Trades Pension Plan	94-3190386	Described below (1)	Green	NA	77	441	No
		Contributions to other multiemployer plans			1,324	1,355
			Total contributions made		$14,654	$16,678

(1) For the plans noted above, we have not received a funding notification that covers the fiscal year presented during the preparation of the financial statements. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company has also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that the Company has not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/critical-status-notices

The Company is not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants.

Note 12. Commitments and Contingencies

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

In the ordinary course of business, the Company is subject to other claims, lawsuits, investigations and disputes arising out of the conduct of its business, including matters relating to commercial transactions, government contracts, and employment matters. The Company recognizes a liability for contingencies that are probable of occurrence and reasonably estimable. To date, no such matters are material to the consolidated statements of operations.

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of December 29, 2023 and December 30, 2022, and believes that the ultimate resolution of such matters will not materially affect the Company's consolidated financial position, results of operations, or cash flows. The Company has recorded contingent consideration as of December 29, 2023 and December 30, 2022 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. At December 29, 2023 and December 30, 2022, the total amount of standby letters of credit outstanding were $0 and $8 million, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In conducting our evaluation, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 29, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

We identified material weaknesses in our internal control over financial reporting, which relate to the design and operation of internal control over financial reporting, including the lack of formal and effective controls over certain financial statement account balances, and lack of effective controls over the COSO principles including control environment, risk assessment, control activities, information and communications and monitoring as of December 29, 2023.

Management performed additional analyses and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"). Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in this Form 10-K, in accordance with U.S. GAAP.

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last fifteen months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls over estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

However, given the limited number of quarters since implementing the remediation plan, such remediation has not been fully tested. Material weaknesses cannot be considered fully remediated until the existing controls have been in place and operating for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls. We continue to evaluate the controls that we have implemented and conduct such testing that is necessary to conclude on the operating effectiveness of the controls. Additional remediation may be necessary as we continue to monitor and evaluate the effectiveness of controls implemented to date.

Changes in Internal Control Over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended December 29, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fiscal year ended December 29, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our 2023 fiscal year end.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our 2023 fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than with respect to the information relating to our equity compensation plans, the information required by this item is incorporated by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our 2023 fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our 2023 fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed within 120 days of our 2023 fiscal year end.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements of the Company

The following financial statements and supplementary data are filed as a part of this report under “Item 8—Financial Statements and Supplementary Data” in this Annual Report on Form 10-K:

Consolidated Financial Statements of the Company

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets as of December 29, 2023 and December 30, 2022
Consolidated Statements of Operations for the Fiscal Years Ended December 29, 2023 and December 30, 2022
Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 29, 2023 and December 30, 2022
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2023 and December 30, 2022
Notes to Consolidated Financial Statements

(a) (2) Financial Statement Schedules

No schedules are required to be presented.

(a) (3) Exhibits

Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about Shimmick Corporation, any other persons, any state of affairs or other matters.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Shimmick Corporation (incorporated by reference to Exhibit 3.1 of Shimmick Corporation’s Current Report on Form 8-K filed on November 16, 2023).
3.2	Amended and Restated Bylaws of Shimmick Corporation (incorporated by reference to Exhibit 3.2 of Shimmick Corporation’s Current Report on Form 8-K filed on November 16, 2023).
4.1*	Description of Securities
10.1#

Form of Indemnification Agreement for Executive Officers and Directors (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 24, 2023).

10.2#	SCCI National Holdings, Inc. 2021 Stock Plan (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 5, 2023).
10.3#

Form of Shimmick Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 24, 2023).

10.4+

Credit Agreement, dated February 26, 2021, by and among Shimmick Construction Company, Inc., BMO Harris Bank N.A. and the other parties thereto (incorporated by reference to Exhibit 10.4 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 5, 2023).

10.5+	Credit, Security and Guaranty Agreement, dated March 27, 2023, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, SCCI National

Holdings, Inc., MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.5 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 27, 2023).

10.6

Amendment No. 1 to Credit, Security and Guaranty Agreement, dated June 30, 2023, by and among Shimmick Construction Company, Inc., Rust Constructors, Inc., The Leasing Corporation, SCCI National Holdings, Inc., MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.6 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 27, 2023).

10.7

Amendment No. 2 to Credit, Security and Guaranty Agreement, dated September 22, 2023, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation (f/k/a SCCI National Holdings, Inc.), MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.7 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 27, 2023).

10.8+

Loan and Security Agreement, effective September 13, 2023, by and between Hudson Bridge Partners, LLC and/or its assigns and Shimmick Construction Company, Inc (incorporated by reference to Exhibit 10.8 of Shimmick Corporation’s Registration Statement on Form S-1 (No. 333-274870) filed on October 27, 2023).

10.9*+	Project Financing Agreement, dated March 26, 2024, by and among Shimmick Corporation, Berkshire Specialty Insurance Company, National Liability & Fire Insurance Company and National Indemnity Company.
21.1*	List of Subsidiaries of Shimmick Corporation
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

+ Portions of this exhibit have been redacted in accordance with Item 601(a)(5) of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 28, 2024	By:	/s/ Steven E. Richards
Steven E. Richards
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven E. Richards	Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Steven E. Richards

/s/ Devin J. Nordhagen	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
Devin J. Nordhagen

/s/ Mitchell B. Goldsteen	Executive Chairman	March 28, 2024
Mitchell B. Goldsteen

/s/ Joe Del Guercio	Director	March 28, 2024
Joe Del Guercio

/s/ Geoffrey E. Heekin	Director	March 28, 2024
Geoffrey E. Heekin

/s/ J. Brendan Herron	Director	March 28, 2024
J. Brendan Herron

/s/ Carolyn L. Trabuco	Director	March 28, 2024
Carolyn L. Trabuco