Form 10-Q
period 2024-03-29
Shimmick Corp
filed 2024-05-20
CIK 1887944

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2024

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

As of May 16, 2024, the registrant had 25,723,242 shares of Common Stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in the sections entitled “Forward Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 ("Form 10-K") and those described from time to time in our future reports with the SEC (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise. We believe these factors include, but are not limited to, the following:

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
•
marketplace competition,
•
our inability to obtain bonding
•
our limited operating history as an independent company following our separation from AECOM,
•
our relationship and transactions with our prior owner, AECOM,
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
•
seasonality of our business,

•
pandemics and health emergencies,
•
commodity products price fluctuations and rising inflation and/or interest rates,
•
liabilities under environmental laws, compliance with immigration laws, and other regulatory matters, including changes in regulations and laws,
•
climate change
•
deterioration of the U.S. economy, and
•
geopolitical risks, including those related to the war between Russia and Ukraine, the conflict in the Gaza strip and the conflict within the Red Sea Region.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	March 29,	December 29,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,327	$62,939
Restricted cash	912	971
Accounts receivable, net	49,700	54,178
Contract assets, current	136,031	125,943
Prepaids and other current assets	11,695	13,427

TOTAL CURRENT ASSETS	225,665	257,458

Property, plant and equipment, net	47,094	46,373
Intangible assets, net	8,600	9,244
Contract assets, non-current	46,703	48,316
Lease right-of-use assets	23,351	23,855
Investment in unconsolidated joint ventures	23,731	21,283
Deferred tax assets	-	17,252
Other assets	2,849	2,871

TOTAL ASSETS	$377,993	$426,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$77,683	$81,589
Contract liabilities, current	110,204	115,785
Accrued salaries, wages and benefits	30,287	26,911
Accrued expenses	33,405	33,897
Other current liabilities	18,173	13,071

TOTAL CURRENT LIABILITIES	269,752	271,253

Long-term debt, net	31,489	29,627
Lease liabilities, non-current	14,855	15,045
Contract liabilities, non-current	2,704	3,215
Contingent consideration	15,725	15,488
Deferred tax liabilities	-	17,252
Other liabilities	5,350	4,282

TOTAL LIABILITIES	339,875	356,162

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized as of March 29, 2024 and December 29, 2023; 25,738,857 and 25,493,877 shares issued and outstanding as of March 29, 2024 and December 29, 2023, respectively	257	255
Additional paid-in-capital	25,578	24,445
Retained earnings	13,204	46,537
Non-controlling interests	(921)	(747)

TOTAL STOCKHOLDERS' EQUITY	38,118	70,490

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$377,993	$426,652

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023
Revenue	$120,043	$164,108
Cost of revenue	135,903	157,886
Gross margin	(15,860)	6,222
Selling, general and administrative expenses	15,524	15,558
Amortization of intangibles	644	658
Total operating expenses	16,168	16,216
Equity in earnings (loss) of unconsolidated joint ventures	263	(541)
(Loss) gain on sale of assets	(26)	1,540
Loss from operations	(31,791)	(8,995)
Other expense, net	1,543	338
Net loss before income tax	(33,334)	(9,333)
Income tax expense	—	—
Net loss	(33,334)	(9,333)
Net (loss) income attributable to non-controlling interests	(1)	4
Net loss attributable to Shimmick Corporation	$(33,333)	$(9,337)
Net loss attributable to Shimmick Corporation per common share
Basic	$(1.30)	$(0.43)
Diluted	$(1.30)	$(0.43)

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(33,333)	(1)	(33,334)
Issuance of common stock related to share-based awards	244,980	2	135	—	—	137
Stock-based compensation	—	—	998	—	—	998
Distributions to non-controlling interests	—	—	—	—	(173)	(173)
Balance as of March 29, 2024	25,738,857	$257	$25,578	$13,204	$(921)	$38,118

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 30, 2022	21,908,800	$219	$3,341	$49,083	$(1,048)	$51,595
Net (loss) income	—	—	—	(9,337)	4	(9,333)
Stock-based compensation	—	—	528	—	—	528
Balance as of March 31, 2023	21,908,800	$219	$3,869	$39,746	$(1,044)	$42,790

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	March 29,	March 31,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(33,334)	$(9,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	998	528
Depreciation and amortization	4,410	4,165
Equity in (earnings) loss of unconsolidated joint ventures	(263)	541
Return on investment in unconsolidated joint ventures	284	5,762
Loss (gain) on sale of assets	26	(1,877)
Other	279	270
Changes in operating assets and liabilities:
Accounts receivable, net	4,478	(8,511)
Contract assets	(8,475)	(6,902)
Accounts payable	(8,901)	9,919
Contract liabilities	(5,579)	(9,703)
Accrued expenses	(492)	(21,070)
Accrued salaries, wages and benefits	3,376	5,264
Other assets and liabilities	8,205	4,797
Net cash used in operating activities	(34,988)	(26,150)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(4,620)	(2,470)
Proceeds from sale of assets	199	377
Unconsolidated joint venture equity contributions	(2,980)	(1,550)
Return of investment in unconsolidated joint ventures	-	1,535
Net cash used in investing activities	(7,401)	(2,108)
Cash Flows From Financing Activities
Net borrowings on revolving credit facility	1,835	22,808
Other	4,883	(77)
Net cash provided by financing activities	6,718	22,731
Net decrease in cash, cash equivalents and restricted cash	(35,671)	(5,527)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$28,239	$76,558
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	27,327	72,145
Restricted cash	912	4,413
Total cash, cash equivalents and restricted cash	$28,239	$76,558

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated interim financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three months ended March 29, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Change in Presentation

Certain prior period balances in the condensed consolidated balance sheets and statements of cash flows and accompanying notes have been combined or rounded to conform to current period presentation. These changes had no impact on net loss, cash flows, assets and liabilities, or equity previously reported.

Stock Split

On October 23, 2023, the Board of Directors (the "Board") approved an amendment to the Company’s Certificate of Incorporation in order to effect a stock split of the Company’s Common Stock. Further, the Board authorized 100,000,000 shares of Common Stock, with a par value of $0.01 par value per share and 25,000,000 shares of Preferred Stock, with a par value of $0.01 per share. Upon the effectiveness of the filing of the amendment, each share of common stock, par value $0.01 per share (the “Old Common Stock”), issued and outstanding automatically, without further action on the part of the Company or any holder of such Old Common Stock, was reclassified as and became 2.7386 validly issued, fully paid and non-assessable shares of Common Stock. There were no fractional shares issued with respect to the reclassification of shares of Old Common Stock. In lieu of fractional shares, the Company rounded up to the nearest whole number of shares of Common Stock. The Company has retro-actively applied the stock split made effective on October 23, 2023, to share and per share amounts in the condensed consolidated financial statements. Accordingly, any information related to or dependent upon the share amounts in the condensed consolidated financial statements and Note 8 - Stock-Based Compensation and Note 9 - Earnings Per Share have been updated to reflect the effect of the stock split.

Summary of Significant Accounting Policies

Our significant accounting policies are described in more detail in “Note 2 - Basis of Presentation and Summary of Significant Accounting Policies” of our Form 10-K.

Recently Issued Accounting Pronouncements

Accounting pronouncements not listed below were assessed and determined to be not applicable or are expected to have minimal impact on the condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 to enhance disclosures of significant expense and segment profitability categories and amounts for reportable business segments. The amendment is effective in interim periods in the fiscal year beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09 to improve disclosures and presentation requirements to the transparency of the income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The amendment is effective in interim periods in the fiscal year beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future condensed consolidated financial statements.

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Fixed-price	$113,065	$151,528
Cost reimbursable	6,505	10,843
Equipment and labor revenue	473	1,737
Total revenue	$120,043	$164,108

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Projects that focus on foundation drilling are referred to as "Foundations Projects". Projects that started prior to consummation of the AECOM Sale Transactions are referred to as "Legacy Projects".

The following table presents the Company’s revenue disaggregated by Shimmick Projects, Foundations Projects and Legacy Projects:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Shimmick Projects	$90,292	$88,099
Foundations Projects	6,640	20,104
Legacy Projects	23,111	55,905
Total revenue	$120,043	$164,108

Remaining performance obligations

The Company had $1.0 billion of remaining performance obligations yet to be satisfied as of March 29, 2024. Our remaining performance obligations have a weighted average life of 2.1 years as of March 29, 2024.

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

	March 29,	December 29,
	2024	2023	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$136,031	$125,943	$10,088
Retainage receivable	46,703	48,316	(1,613)
Total contract assets	182,734	174,259	8,475

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(43,548)	(48,841)	5,293
Forward loss reserve	(69,360)	(70,159)	799
Total contract liabilities	(112,908)	(119,000)	6,092
Net	$69,826	$55,259	$14,567

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the condensed consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported in the condensed consolidated balance sheets within “Contract assets, current,” “Contract assets, non-current,” “Contract liabilities, current" and “Contract liabilities, non-current." Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings. Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $18.9 million during the three months ended March 29, 2024 that was included in contract liabilities as of December 29, 2023.

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

	March 29,	December 29,
	2024	2023
(In thousands)
Total accounts receivable, gross	$50,630	$55,202
Allowance for credit losses	(930)	(1,024)
Accounts receivable, net	$49,700	$54,178

Substantially all contract assets as of March 29, 2024 and December 29, 2023 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

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

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of March 29, 2024
Customer one	29.6%
Customer two	17.2%

As of December 29, 2023
Customer one	32.5%
Customer two	21.7%

Significant Customers as a Percentage of Revenue
Three Months Ended March 29, 2024
Customer one	21.2%
Customer two	14.8%

Three Months Ended March 31, 2023
Customer one	19.1%
Customer two	18.4%
Customer three	16.5%

Revisions in Estimates

Changes in contract estimates resulted in net decreases in gross margin of $18 million for the three months ended March 29, 2024, primarily due to increased forecasted cost to complete loss jobs.

There were no material changes in estimates for the three months ended March 31, 2023.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	March 29,	December 29,
	2024	2023
(In thousands)
Current assets	$45,774	$34,071
Non-current assets	-	8,971
Total assets	45,774	43,042
Current liabilities	61,543	59,602
Non-current liabilities	2,029	2,013
Total liabilities	$63,572	$61,615

	Three Months Ended
	March 29,	March 31,
	2024	2023
(In thousands)
Revenue	$4,004	$4,614

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	March 29,	December 29,
	2024	2023
(In thousands)
Current assets	$81,404	$74,498
Non-current assets	12,862	14,333
Total assets	94,266	88,831
Current liabilities	40,928	42,817
Total liabilities	$40,928	$42,817

	Three Months Ended
	March 29,	March 31,
	2024	2023
(In thousands)
Revenue	$20,456	$28,888
Cost of revenue	20,931	33,972
Gross margin	(475)	(5,084)
Net loss	$(475)	$(5,084)

As of March 29, 2024 and December 29, 2023, the Company’s investment in unconsolidated joint ventures was $24 million and $21 million, respectively.

The Company recognized equity in earnings of unconsolidated joint ventures of $263 thousand for the three months ended March 29, 2024 and equity in loss of unconsolidated joint ventures of $541 thousand for the three months ended March 31, 2023.

Contractually required support provided to the Company’s joint ventures is discussed in Note 11 - Commitments and Contingencies.

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended
	March 29,	March 31,
	2024	2023
(In thousands)
Revenue	$478	$1,045

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of March 29, 2024 and December 29, 2023 are as follows:

	March 29,	December 29,
	2024	2023
(In thousands)
Accounts receivable, net	$2,471	$2,092

Note 5. Property, Plant and Equipment and Intangible Assets

The following table summarizes the components of property, plant and equipment as of March 29, 2024 and December 29, 2023.

	March 29,	December 29,
(In thousands)	2024	2023
Building and land	$3,993	$4,002
Machinery, equipment, and vehicles	70,406	70,250
Office equipment, software and construction in progress	13,402	9,324
Property, plant and equipment, gross	87,801	83,576
Accumulated depreciation	(40,707)	(37,203)
Property, plant and equipment, net	$47,094	$46,373

	Three Months Ended
	March 29,	March 31,
	2024	2023
(In thousands)
Depreciation expense	$3,700	$3,507

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

The following table presents the Company’s finite-lived intangible assets, including the weighted-average useful lives for each major intangible asset category and in total:

	March 29, 2024
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	3.8	$10,600	$(4,921)	$5,679
Customer contracts	2.8	6,373	(3,452)	2,921
Total		$16,973	$(8,373)	$8,600

	December 29, 2023
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	4	$10,600	$(4,543)	$6,057
Customer contracts	3	6,527	(3,340)	3,187
Total		$17,127	$(7,883)	$9,244

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
Expense
(In thousands)
2024	$1,932
2025	2,577
2026	2,577
2027	1,514
Total	$8,600

Note 6. Debt

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	March 29, 2024	December 29, 2023
Revolving Credit Facility	$31,749	$29,914
Total debt	31,749	29,914
Unamortized debt issuance costs	(260)	(287)
Long-term debt, net	$31,489	$29,627

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023, September 22, 2023 and May 20, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $33 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. As of March 29, 2024, we were not in compliance with the leverage covenant set forth in the Revolving Credit Facility prior to the May 20, 2024 amendment. As a result of the May 20, 2024 amendments, the leverage covenant was replaced with the aforementioned minimum liquidity requirement. As amended, we are currently in compliance with all covenants under the Revolving Credit Facility. The Revolving Credit Facility matures on September 30, 2024.

Project Financing Agreement

On March 26, 2024, we entered into a Project Financing Agreement (the "Project Financing Agreement") with Berkshire Hathaway Specialty Insurance Company, National Liability & Fire Insurance Company and National Indemnity Company (collectively "Berkshire") which provides an advance of up to $25 million in exchange for security interest in the assigned and secured collateral specified in the Project Financing Agreement. If drawn, the advance will be used to satisfy bond and bonded contract obligations and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 4.50%. All funds provided by Berkshire under the Project Financing Agreement as well as all accrued interest are due and payable in full on March 28, 2028.

In connection with our entry into the Credit Agreement (as defined below), we terminated the Project Financing Agreement. As a result, all obligations of the Company and its subsidiaries under the Project Financing Agreement were released and all security interests and liens granted by the Company and such subsidiaries to secure such obligations were terminated.

Credit Facility

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and BHSI as lenders, entered into a revolving credit facility (the “Credit Agreement”). The Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to one month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at the election of the Company, on the last day of each month and upon prepayment.

The Credit Agreement replaced the Project Financing Agreement. The Company expects to use the proceeds from the Credit Agreement for general corporate purposes. The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant that will be tested starting for the third quarter of fiscal year 2025. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three months ended March 29, 2024, and March 31, 2023, respectively.

For the three months ended March 29, 2024 and March 31, 2023, the deferred tax provision resulting from the current year loss is completely offset by the change in valuation allowance, resulting in zero tax expense.

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

Deferred Tax Assets and Liabilities

We recognize deferred tax assets and liabilities for future tax consequences arising from differences between the carrying amounts of existing assets and liabilities under U.S. GAAP and their respective tax bases, and for net operating loss carryforwards and tax credit carryforwards. We evaluate the recoverability of our deferred tax assets, weighing all positive and negative evidence, and are required to establish or maintain a valuation allowance for these assets if we determine that it is more likely than not that some or all the deferred tax assets will not be realized.

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

After weighing all the evidence, giving more weight to the evidence that was objectively verifiable, a valuation allowance of $133 million and $124 million as of March 29, 2024 and December 29, 2023, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

Total compensation expense related to stock-based grants was $1 million for each of the three months ended March 29, 2024 and March 31, 2023. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding as of March 29, 2024 and March 31, 2023 was $5 million and $4 million, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 1.1 years and 2.0 years, respectively.

For the three months ended March 29, 2024, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of December 29, 2023	4,137,183	$1.26	$—	7.6
Exercised	(195,864)	1.26	0.66	—
Forfeited & expired	(200,415)	1.26	0.66	—
Outstanding as of March 29, 2024	3,740,904	1.26	0.66	7.1
Exercisable as of March 29, 2024	2,662,487	$1.26	$0.66	7.1

The following table summarizes the activities for unvested Shimmick restricted stock units for the three months ended March 29, 2024:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of December 29, 2023	576,714	$6.49
Awarded	12,097	6.20
Forfeited	(3,049)	6.56
Outstanding as of March 29, 2024	585,762	6.48
Ended vested as of March 29, 2024	39,683	6.56
Ended unvested as of March 29, 2024	546,079	$6.47

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 3.7 million and 4.4 million employee stock options were excluded from the calculation of diluted earnings per share for the three months ended March 29, 2024 and March 31, 2023, respectively, as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended
(In thousands, except per share data)	March 29, 2024	March 31, 2023
Numerator:
Net loss attributable to Shimmick Corporation	$(33,333)	$(9,337)
Numerator for basic and diluted EPS	$(33,333)	$(9,337)

Denominator:
Denominator for basic EPS - weighted average shares	25,560	21,909
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	25,560	21,909
Basic earnings per common share	$(1.30)	$(0.43)
Diluted earnings per common share	$(1.30)	$(0.43)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended
(In thousands)	March 29, 2024	March 31, 2023
Operating lease cost
Cost of revenue	$2,353	$3,235
Selling, general and administrative expenses	305	293
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	66	75
Interest on lease liabilities	8	7
Short-term lease cost	82	143
Total lease cost	$2,814	$3,753

Additional condensed consolidated balance sheets information related to leases is as follows:

		March 29,	December 29,
(In thousands)	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Lease right-of-use assets	$23,130	$23,568
Finance lease assets	Lease right-of-use assets	221	287
Total lease assets		$23,351	$23,855

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$7,955	$8,247
Finance lease liabilities	Other current liabilities	269	317
Total current lease liabilities		$8,224	$8,564

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$14,855	$15,017
Finance lease liabilities	Lease liabilities, non-current	-	28
Total non-current lease liabilities		$14,855	$15,045

Weighted average remaining lease term information related to leases is as follows:

	March 29,	December 29,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	3.4	3.4
Finance leases	0.8	1.1
Weighted average discount rate:
Operating leases	6.4%	6.3%
Finance leases	9.9%	9.9%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2023	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,334	$2,792
Financing cash flows from finance leases	76	77
Right-of-use assets obtained in exchange for new operating leases	$1,879	$8,604

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Financing
(In thousands)	Leases	Leases
Year
2024	$6,954	$253
2025	8,848	28
2026	4,005	—
2027	2,352	—
2028	2,187	—
Thereafter	1,046	—
Total lease payments	25,392	281
Amounts representing interest	(2,582)	(12)
Total lease liabilities	$22,810	$269

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of March 29, 2024 and December 29, 2023, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

The Company has recorded contingent consideration as of March 29, 2024 and December 29, 2023 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of March 29, 2024 or December 29, 2023.

Note 12. Subsequent Events

Sale of Assets of Foundations Projects Business

On May 10, 2024, the Company entered into an agreement to sell the assets of its non-core Foundations Projects business for total consideration of $17.5 million, consisting of $15 million in cash and a $2.5 million promissory note. The net proceeds will be used to repay borrowings under the existing Revolving Credit Facility.

Equipment Sale-Leaseback

On May 10, 2024, the Company entered into a non-binding letter of intent for the sale-leaseback of its equipment yard in Tracy, California. The transaction contemplates the sale of the equipment yard for approximately $22 million, along with a five-year lease for Shimmick to continue using the property. The net proceeds will be used to repay borrowings under the existing Revolving Credit Facility.

Mutual Release

In connection with the entry into the Credit Agreement and related agreements, on May 20, 2024, we entered into a Settlement Agreement and Mutual Release with AECOM pursuant to which, among other things, we and our subsidiaries released AECOM from all claims that have or could have been asserted against us and our subsidiaries, including claims or defenses asserted or which could have been asserted under the Purchase and Sale Agreement, dated December 9, 2020, between AECOM, URS Holdings, Inc. and Shimmick Corporation (as successor in interest to SCC Group LLC (the “PSA”). In return, AECOM is releasing us and our subsidiaries from certain claims under the PSA, specifically those related to or arising in respect to: (a) the Golden Gate Bridge Project and the Gerald Desmond Bridge Project, under the claim sharing provisions contained in Sections 2.13(a)(i) and (a)(ii) of the PSA, respectively; (b) any Earn-Out Payment arising solely under Section 2.11 of the PSA and (c) the Chickamauga Lock Project arising under the claim sharing provisions of that certain Working Capital Settlement Agreement, dated as of January 31, 2022, by and among SCC Group LLC, AECOM and URS Holdings, Inc.

In connection with the releases, AECOM will jointly file, or caused to be filed, a request for dismissal of the AECOM v. SCCI National Holdings, Inc., et al., Delaware Chancery Court C.A. No. 2022-0727-MTZ, in its entirety, with prejudice.

Share Issuance

In connection with the Mutual Release, we entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with AECOM, pursuant to which we agreed to issue an aggregate 7,745,000 shares of common stock (the “Shares”). 5,144,622 of the Shares (the “Initial Shares”), which represent approximately 19.99% of our outstanding common stock immediately prior to the issuance, were issued on May 20, 2024. Issuance of the remaining 2,600,378 Shares (the “Additional Shares”) are subject to approval by the Company’s stockholders, pursuant to NASDAQ listing requirements.

Credit Agreements

See Note 6 - Debt for additional information regarding subsequent events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in the Form 10-K, particularly in “Risk Factors” or in other sections of this Form 10-Q, as well as the “Risk Factors” section in the Form 10-K and those described from time to time in our future reports with the SEC. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

As of March 29, 2024, we had a backlog of projects in excess of $1 billion, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

Recent Developments

On May 20, 2024 (the “Closing Date”), Shimmick Corporation (the “Company”), entered into a series of transactions (the “Transactions”) with AECOM, a Delaware corporation (“AECOM”) and Berkshire Hathaway Specialty Insurance Company (“BHSI”). A summary of the Transactions is included below.

The transactions included, among other things, entry into the new $60 million Credit Agreement, a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common stock to AECOM, termination of the existing Project Financing Agreement with BHSI and amendments to the existing Revolving Credit Facility with MidCap. For a description of these transactions, see Note 6 - Debt and Note 12 - Subsequent Events to our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

In addition, we entered into an agreement for the sale of the assets of our foundation drilling business for total consideration of $17.5 million, consisting of $15 million in cash and a $2.5 million promissory note. The sale is expected to close in May 2024. The net proceeds will be used to repay borrowings under the Revolving Credit Facility. We will continue working on certain existing foundation projects, which are largely expected to be completed by the end of the year.

In addition, we entered into a non-binding letter of intent for the sale-leaseback of our equipment yard in Tracy, California. The transaction contemplates the sale of the equipment yard for approximately $22 million, along with a five-year lease for us to continue using the property. We expect the sale-leaseback to close in the second quarter of fiscal 2024. The net proceeds will be used to repay borrowings under the Revolving Credit Facility.

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

In January 2021, we were sold by AECOM and began operating as an independent company under new private ownership. After the transaction, we began a transformation to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business. We are also focusing more on smaller complex projects that we can largely self perform and which we believe will have lower risk and higher margin.

On November 16, 2023, the Company completed its initial public offering of 3,575,000 shares of common stock at a price to the public of $7.00 per share (the “IPO”). The net proceeds to the Company from the IPO were approximately $19 million, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company. The Company’s common stock began trading on the NASDAQ Global Market on November 14, 2023.

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

Equity in Earnings (Loss) of Unconsolidated Joint Ventures

Equity in earnings (loss) of unconsolidated joint ventures includes our return on investment in unconsolidated joint ventures.

Results of Operations

The following table sets forth selected financial data for the three months ended March 29, 2024 compared to the three months ended March 31, 2023:

	Three Months Ended				% of Revenue
	March 29,	March 31,			March 29,	March 31,
(In thousands, except percentage data)	2024	2023	$ Change	% Change	2024	2023
Revenue	$120,043	$164,108	$(44,065)	(27)%	100%	100%
Cost of revenue	135,903	157,886	(21,983)	(14)	113	96
Gross margin	(15,860)	6,222	(22,082)	(355)	(13)	4
Selling, general and administrative expenses	15,524	15,558	(34)	-	13	9
Amortization of intangibles	644	658	(14)	(2)	-	-
Total operating expenses	16,168	16,216	(48)	-	13	9
Equity in earnings (loss) of unconsolidated joint ventures	263	(541)	804	(149)	-	-
(Loss) gain on sale of assets	(26)	1,540	(1,566)	(102)	-	1
Loss from operations	(31,791)	(8,995)	(22,796)	253	(26)	(4)
Other expense, net	1,543	338	1,205	357	2	1
Net loss before income tax	(33,334)	(9,333)	(24,001)	257	(28)	(5)
Income tax expense	-	-	-	-	-	-
Net loss	$(33,334)	$(9,333)	$(24,001)	257%	(28)%	(5)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended March 29, 2024 compared to the three months ended March 31, 2023:

(In thousands, except percentage data)	Shimmick Projects	Foundations Projects	Legacy Projects	Consolidated Total
First Quarter 2024
Revenue	$90,292	$6,640	$23,111	$120,043
Gross margin	(436)	(4,365)	(11,059)	(15,860)
Gross margin (%)	(0)%	(66)%	(48)%	(13)%
First Quarter 2023
Revenue	$88,099	$20,104	$55,905	$164,108
Gross margin	4,779	1,860	(417)	6,222
Gross margin (%)	5%	9%	(1)%	4%
Variances First Quarter 2024 to First Quarter 2023 Increase (Decrease)
Revenue	$2,193	$(13,464)	$(32,794)	$(44,065)
Revenue (%)	2%	(67)%	(59)%	(27)%
Gross margin	(5,215)	(6,225)	(10,642)	(22,082)

Shimmick Projects

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Revenue recognized on Shimmick Projects was $90 million and $88 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The $2 million increase in revenue was primarily the result of new jobs and jobs ramping up.

Gross margin recognized on Shimmick Projects was $(1) million and $5 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The decline in the gross margin was primarily the result of jobs winding down and costs tied to pending change orders.

Foundations Projects

As described in Note 12 - Subsequent Events, the Company has entered into an agreement to sell the assets of our non-core foundation projects in the second quarter of 2024 and will be winding down any remaining work during the year. As the revenue will decline during the year, the Company will be reporting revenue related to these projects separately for 2024 ("Foundations Projects"). Revenue recognized on Foundations Projects was $7 million and $20 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The $13 million decline in revenue was the result of timing of multiple jobs winding down.

Gross margin recognized on Foundations Projects was $(4) million and $2 million for the three months ended March 29, 2024 and March 31, 2023, respectively. The decline in the gross margin was the result of cost overruns on subcontract jobs and timing of jobs winding down.

Legacy Projects

As part of the AECOM Sale Transactions, we assumed the Legacy Projects and backlog that were started under AECOM. Legacy Projects revenue was $23 million, a decline of $33 million as the Company works to complete these projects. Gross margin was $(11) million, a decrease of $11 million as compared to the three months ended March 31, 2023, primarily as a result of projects winding down and additional cost overruns on a subset of these projects ("Legacy Loss Projects") that have experienced significant cost overruns due to the COVID pandemic, design issues and other factors.

In the Legacy Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Legacy Loss Projects was $15 million and $27 million for the three months ended March 29, 2024 and March 31, 2023, respectively. Gross margin recognized on these Legacy Loss Projects was $(11) million and $(1) million for the three months ended March 29, 2024 and March 31, 2023, respectively, as a result of an additional increases in the cost to complete as well as additional legal fees to pursue contract modifications and recoveries.

Selling, general and administrative expenses

Selling, general and administrative expenses remained flat period over period.

Equity in earnings (loss) of unconsolidated joint ventures

Equity in earnings (loss) of unconsolidated joint ventures increased $1 million primarily due to improved equity in earnings pickup on projects winding down and nearing completion.

(Loss) gain on sale of assets

(Loss) gain on sale of assets decreased by $2 million primarily due to a one-time gain on sale of an office building for $2 million during the three months ended March 31, 2023 that did not reoccur during the three months ended March 29, 2024.

Other expense, net

Other expense, net increased by $1 million primarily due to interest expense on the Revolving Credit Facility during the three months ended March 29, 2024 which was not entered into until March 27, 2023.

Income tax expense

Income tax expense was flat period over period. Due to an expected tax loss for fiscal year ending 2024, no taxable income or tax expense is anticipated for 2024, and no taxable income was recorded for the prior year three months ended, March 31, 2023.

Net loss

Net loss increased by $24 million to a net loss of $33 million for the three months ended March 29, 2024, primarily due to the decrease in gross margin of $22 million as described above and a $2 million decrease in gain on sale of assets as described above.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Therefore, to supplement our condensed consolidated financial statements, we provide investors with certain non-GAAP financial measures, including Adjusted net loss and Adjusted EBITDA.

Adjusted Net Loss

Adjusted net loss represents Net loss attributable to Shimmick Corporation adjusted to eliminate changes in fair value of contingent consideration, transaction-related costs, stock-based compensation, and legal fees and other costs for a Legacy Loss Project.

We have included Adjusted net loss in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net loss can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted net loss provides useful information to investors and others in understanding and evaluating our results of operations.

Our use of Adjusted net loss as an analytical tool has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•
Adjusted net loss does not reflect changes in, or cash requirements for, our working capital needs,
•
Adjusted net loss does not reflect the potentially dilutive impact of stock-based compensation, and
•
other companies, including companies in our industry, might calculate Adjusted net loss or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider Adjusted net loss alongside Net loss attributable to Shimmick Corporation, which is the most directly comparable GAAP measure.

Adjusted EBITDA

Adjusted EBITDA represents our Net loss attributable to Shimmick Corporation before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate changes in fair value of contingent consideration, transaction-related costs, stock-based compensation, and legal fees and other costs for a Legacy Loss Project.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside Net loss attributable to Shimmick Corporation, which is the most directly comparable GAAP measure.

See reconciliations below:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Net loss attributable to Shimmick Corporation	$(33,333)	$(9,337)
Changes in fair value of contingent consideration	237	220
Transaction-related costs	-	809
Stock-based compensation	998	528
Legal fees and other costs for a Legacy Loss Project (1)	2,731	2,510
Adjusted net loss	$(29,367)	$(5,270)

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Net loss attributable to Shimmick Corporation	$(33,333)	$(9,337)
Depreciation and amortization	4,410	4,165
Interest expense	897	32
Income tax expense	-	-
Changes in fair value of contingent consideration	237	220
Transaction-related costs	-	809
Stock-based compensation	998	528
Legal fees and other costs for a Legacy Loss Project (1)	2,731	2,510
Adjusted EBITDA	$(24,060)	$(1,073)

(1) Consists of legal fees and other costs incurred in connection with claims relating to a Legacy Loss Project.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the three months ended March 29, 2024 our capital expenditures were approximately $5 million compared to $2 million for the three months ended March 31, 2023. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions.

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

We believe that our operating, investing and financing cash flows are sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional expenditures will be required to conduct our operations. Furthermore, as a result of the completion of our IPO on November 16, 2023, we have incurred and expect to continue to incur additional costs associated with being a public company. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of expenditures and/or seek additional capital. If we seek additional capital, we may do so through joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the expenditures necessary to conduct our operations.

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	March 29, 2024	December 29, 2023
Revolving Credit Facility	$31,749	$29,914
Total debt	31,749	29,914
Unamortized debt issuance costs	(260)	(287)
Long-term debt, net	$31,489	$29,627

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023, September 22, 2023 and May 20, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $33 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. As of March 29, 2024, we were not in compliance with the leverage covenant set forth in the Revolving Credit Facility prior to the May 20, 2024 amendment. As a result of the May 20, 2024 amendments, the leverage covenant was replaced with the aforementioned minimum liquidity requirement. As amended, we are currently in compliance with all covenants under the Revolving Credit Facility. The Revolving Credit matures on September 30, 2024.

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

In connection with our entry into the Credit Agreement, we terminated the Project Financing Agreement. As a result, all obligations of the Company and its subsidiaries under the Project Financing Agreement were released and all security interests and liens granted by the Company and such subsidiaries to secure such obligations were terminated.

Credit Facility

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and BHSI as lenders, entered into a revolving credit facility (the “Credit Agreement”). The Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to one month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at the election of the Company, on the last day of each month and upon prepayment.

The Credit Agreement replaced the Project Financing Agreement. We expect to use the proceeds from the Credit Agreement for general corporate purposes. The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant that will be tested starting for the third quarter of fiscal year 2025. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Net cash used in operating activities	$(34,988)	$(26,150)
Net cash used in investing activities	(7,401)	(2,108)
Net cash provided by financing activities	6,718	22,731
Net decrease in cash, cash equivalents and restricted cash	(35,671)	(5,527)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$28,239	$76,558

Operating Activities

During the three months ended March 29, 2024, net cash used in operating activities was $35 million, compared to net cash used in operating activities of $26 million for the three months ended March 31, 2023. Cash flows used in operating activities were driven by increased net loss, adjusted for various non-cash items and changes in accounts receivable, due from unconsolidated joint ventures, contract assets, accounts payable, contract liabilities and accrued expenses balances (collectively, “Contract Capital”), as discussed below, accrued salaries and wages and other assets and liabilities.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations and timing in operating activities and Contract Capital. The changes in the components of Contract Capital during the three months ended March 29, 2024 and March 31, 2023 were as follows:

	Three Months Ended
	March 29,	March 31,
(In thousands)	2024	2023
Accounts receivable, net	$4,478	$(8,511)
Contract assets	(8,475)	(6,902)
Accounts payable	(8,901)	9,919
Contract liabilities	(5,579)	(9,703)
Accrued expenses	(492)	(21,070)
Changes in Contract Capital, net	$(18,969)	$(36,267)

During the three months ended March 29, 2024, the decrease in Contract Capital was $19 million, which was primarily driven by decreases in contract assets, accounts payable and contract liabilities. The Company’s Contract Capital fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the three months ended March 29, 2024, net cash used in investing activities was $7 million, which was primarily driven by purchases of property, plant and equipment of $5 million and contributions to unconsolidated joint ventures of $3 million.

For the three months ended March 31, 2023, net cash used in investing activities was $2 million, which was primarily driven by purchases of property, plant and equipment of $3 million and contributions to unconsolidated joint ventures of $2 million, partially offset by return of investment in unconsolidated joint ventures of $2 million.

Financing Activities

For the three months ended March 29, 2024, net cash provided by financing activities was $7 million, which primarily consisted of net borrowings from the Revolving Credit Facility borrowings of $2 million and other notes payable borrowings of $5 million.

For the three months ended March 31, 2023, net cash provided by financing activities was $23 million, which primarily consisted of net borrowings from the Revolving Credit Facility borrowings of $23 million.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. The Company did not have any letters of credit outstanding as of March 29, 2024 or December 29, 2023.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the nine months ending December 27, 2024 through the fiscal years ending through December 29, 2028 of approximately $7 million, $9 million, $4 million, $2 million and $2 million, respectively, and approximately $1 million in the aggregate thereafter based on balances outstanding as of March 29, 2024.

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

As of March 29, 2024, we had a backlog of projects in excess of $1.0 billion, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

The following table presents the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
March 29, 2024
Backlog by customer type:
State and local agencies	73%
Federal agencies	14%
Private owners	13%
Total backlog	100%

As of
March 29, 2024
Backlog by contract type:
Fixed-price	86%
Cost reimbursable	14%
Total backlog	100%

As of
March 29, 2024
Estimated backlog recognized:
0 to 24 months	74%
25 to 36 months	15%
Beyond 36 months	11%
Total backlog	100%

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

Our critical accounting estimates are described in more detail in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K. There have been no other significant changes in our critical accounting estimates from those reported in our Form 10-K and we believe that the related judgments and assessments have been consistently applied and produce financial information that fairly depicts the financial condition, results of operations, and cash flows for all periods presented.

Emerging Growth Company and Smaller Reporting Company

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we are an emerging growth company, we will, among other things:

•
not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act,
•
not be required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act,
•
not be required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act,
•
be exempt from any rule adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation and identification of critical audit matters,
•
be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and
•
be subject to reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data in the Form 10-K.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

As discussed in Item 9A of our Form 10-K, we identified material weaknesses in our internal control over financial reporting, which relate to the design and operation of internal control over financial reporting, including the lack of formal and effective controls over certain financial statement account balances, and lack of effective controls over the COSO principles including control environment, risk assessment, control activities, information and communications and monitoring as of December 29, 2023 and December 30, 2022.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last eighteen months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls over estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

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

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended March 29, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Item 1, Financial Statements, Note 11 - Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended March 29, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
10.1+

Credit, Security and Guaranty Agreement, dated May 20, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2024).

10.2	Side Letter, dated May 20, 2024, between Shimmick Corporation and AECOM (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2024).
10.3	Share Issuance Agreement, dated May 20, 2024, between Shimmick Corporation and AECOM (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 20, 2024).
10.4

Amendment No. 3 to Credit, Security and Guaranty Agreement, dated May 20, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, SCCI National Holdings, Inc., MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 20, 2024).

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

Shimmick Corporation

Date: May 20, 2024	By:	/s/ Devin J. Nordhagen
Devin J. Nordhagen
Executive Vice President, Chief Financial Officer and Treasurer