Form 10-Q
period 2024-06-28
Shimmick Corp
filed 2024-08-16
CIK 1887944

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

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

As of August 14, 2024, the registrant had 33,589,035 shares of Common Stock, par value $0.01 per share, outstanding.

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
•
AECOM defaulting on its contractual obligations to us or under agreements in which we are beneficiary,
•
our limited number of customers,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
adjustments in our contact backlog,
•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
material impairments,
•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,

•
seasonality of our business,
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	June 28,	December 29,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,381	$62,939
Restricted cash	497	971
Accounts receivable, net	48,519	54,178
Contract assets, current	119,694	125,943
Prepaids and other current assets	17,734	13,427

TOTAL CURRENT ASSETS	208,825	257,458

Property, plant and equipment, net	36,153	46,373
Intangible assets, net	7,956	9,244
Contract assets, non-current	46,569	48,316
Lease right-of-use assets	21,328	23,855
Investment in unconsolidated joint ventures	22,202	21,283
Deferred tax assets	-	17,252
Other assets	1,481	2,871

TOTAL ASSETS	$344,514	$426,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$57,081	$81,589
Contract liabilities, current	111,821	115,785
Accrued salaries, wages and benefits	28,610	26,911
Accrued expenses	39,073	33,897
Short-term debt	14,773	-
Other current liabilities	14,621	13,071

TOTAL CURRENT LIABILITIES	265,979	271,253

Long-term debt, net	52,789	29,627
Lease liabilities, non-current	13,154	15,045
Contract liabilities, non-current	2,689	3,215
Contingent consideration	4,304	15,488
Deferred tax liabilities	-	17,252
Other liabilities	5,163	4,282

TOTAL LIABILITIES	344,078	356,162

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized as of June 28, 2024 and December 29, 2023; 33,709,919 and 25,493,877 shares issued and outstanding as of June 28, 2024 and December 29, 2023, respectively	337	255
Additional paid-in-capital	39,205	24,445
Retained (deficit) earnings	(38,185)	46,537
Non-controlling interests	(921)	(747)

TOTAL STOCKHOLDERS' EQUITY	436	70,490

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$344,514	$426,652

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
Revenue	$90,605	$155,189	$210,648	$319,297
Cost of revenue	121,736	155,646	257,639	313,532
Gross margin	(31,131)	(457)	(46,991)	5,765
Selling, general and administrative expenses	18,079	16,943	33,603	32,502
Amortization of intangibles	644	658	1,288	1,316
Total operating expenses	18,723	17,601	34,891	33,818
Equity in (loss) earnings of unconsolidated joint ventures	(1,854)	7,534	(1,591)	6,993
Gain on sale of assets	3,714	140	3,688	1,680
Loss from operations	(47,994)	(10,384)	(79,785)	(19,380)
Interest expense	1,496	576	2,393	607
Other expense (income), net	1,899	(649)	2,545	(343)
Net loss before income tax	(51,389)	(10,311)	(84,723)	(19,644)
Income tax expense	—	—	—	—
Net loss	(51,389)	(10,311)	(84,723)	(19,644)
Net loss attributable to non-controlling interests	-	(11)	(1)	(7)
Net loss attributable to Shimmick Corporation	$(51,389)	$(10,300)	$(84,722)	$(19,637)
Net loss attributable to Shimmick Corporation per common share
Basic	$(1.83)	$(0.47)	$(3.16)	$(0.90)
Diluted	$(1.83)	$(0.47)	$(3.16)	$(0.90)

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of March 29, 2024	25,738,857	$257	$25,578	$13,204	$(921)	$38,118
Net loss	—	—	—	(51,389)	—	(51,389)
Issuance of common stock	7,971,062	80	12,658	—	—	12,738
Stock-based compensation	—	—	969	—	—	969
Balance as of June 28, 2024	33,709,919	$337	$39,205	$(38,185)	$(921)	$436

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of March 31, 2023	21,908,800	$219	$3,869	$39,746	$(1,044)	$42,790
Net loss	—	—	—	(10,300)	(11)	(10,311)
Stock-based compensation	—	—	523	—	—	523
Contributions from non-controlling interests	—	—	—	—	301	301
Distributions to non-controlling interests	—	—	—	—	(260)	(260)
Balance as of June 30, 2023	21,908,800	$219	$4,392	$29,446	$(1,014)	$33,043

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(84,722)	(1)	(84,723)
Issuance of common stock	8,216,042	82	12,793	—	—	12,875
Stock-based compensation	—	—	1,967	—	—	1,967
Distributions to non-controlling interests	—	—	—	—	(173)	(173)
Balance as of June 28, 2024	33,709,919	$337	$39,205	$(38,185)	$(921)	$436

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 30, 2022	21,908,800	$219	$3,341	$49,083	$(1,048)	$51,595
Net loss	—	—	—	(19,367)	(7)	(19,644)
Stock-based compensation	—	—	1,051	—	—	1,051
Contributions from non-controlling interests	—	—	—	—	301	301
Distributions to non-controlling interests	—	—	—	—	(260)	(260)
Balance as of June 30, 2023	21,908,800	$219	$4,392	$29,446	$(1,014)	$33,043

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	June 28,	June 30,
	2024	2023

Cash Flows From Operating Activities
Net loss	$(84,723)	$(19,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,967	1,051
Depreciation and amortization	8,199	8,549
Equity in loss (earnings) of unconsolidated joint ventures	1,591	(6,993)
Return on investment in unconsolidated joint ventures	421	11,437
Gain on sale of assets	(3,714)	(1,680)
Other	1,478	409
Changes in operating assets and liabilities:
Accounts receivable, net	5,659	(4,797)
Contract assets	7,996	(9,823)
Accounts payable	(24,508)	9,274
Contract liabilities	(3,963)	(34,156)
Accrued salaries, wages and benefits	1,699	(427)
Accrued expenses	5,176	(19,336)
Other assets and liabilities	3,874	5,464
Net cash used in operating activities	(78,848)	(60,672)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(7,595)	(3,210)
Proceeds from sale of assets	11,037	4,881
Proceeds from advance on sale of non-core business contracts	-	20,000
Unconsolidated joint venture equity contributions	(3,460)	(13,310)
Return of investment in unconsolidated joint ventures	-	4,286
Net cash (used in) provided by investing activities	(18)	12,647
Cash Flows From Financing Activities
Borrowings on Credit Facility	54,200	—
Net (repayments of) borrowings on Revolving Credit Facility	(14,675)	30,000
Other	(1,691)	(955)
Net cash provided by financing activities	37,834	29,045
Net decrease in cash, cash equivalents and restricted cash	(41,032)	(18,980)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$22,878	$63,105
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$22,381	$61,295
Restricted cash	497	1,810
Total cash, cash equivalents and restricted cash	$22,878	$63,105

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated interim financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three and six months ended June 28, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Change in Presentation

Certain prior period balances in the condensed consolidated balance sheets and statements of cash flows and accompanying notes have been combined, reclassified or rounded to conform to current period presentation. These changes had no impact on net loss, cash flows, assets and liabilities, or equity previously reported.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts included in the condensed consolidated financial statements and accompanying notes thereto. Actual results could differ from those estimates.

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

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Fixed-price	$82,313	$135,310	$195,379	$286,838
Cost reimbursable	7,876	18,050	14,381	28,893
Equipment and labor revenue	416	1,829	888	3,566
Total revenue	$90,605	$155,189	$210,648	$319,297

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Projects that focus on foundation drilling are referred to as "Foundations Projects". Projects that started prior to consummation of the AECOM Sale Transactions are referred to as "Legacy Projects".

The following table presents the Company’s revenue disaggregated by Shimmick Projects, Foundations Projects and Legacy Projects:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Shimmick Projects	$83,689	$103,493	$173,981	$191,592
Foundations Projects	8,454	8,988	15,094	29,092
Legacy Projects(1)	(1,538)	42,708	21,573	98,613
Total revenue	$90,605	$155,189	$210,648	$319,297

(1) Legacy Projects revenue for the three and six months ended June 28, 2024 reflect a non-cash adjustment to revenue of $23 million to write off previously recorded contract assets as a result of a settlement of a claim on a large Legacy Project in which the Company will receive $33 million in cash. See Note 12 - Subsequent Events for additional details.

Remaining performance obligations

The Company had $860 million of remaining performance obligations yet to be satisfied as of June 28, 2024. Our remaining performance obligations have a weighted average life of 2.3 years as of June 28, 2024.

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

	June 28,	December 29,
	2024	2023	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$119,694	$125,943	$(6,249)
Retainage receivable	46,569	48,316	(1,747)
Total contract assets	166,263	174,259	(7,996)

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(44,732)	(48,841)	4,109
Forward loss reserve	(69,778)	(70,159)	381
Total contract liabilities	(114,510)	(119,000)	4,490
Net	$51,753	$55,259	$(3,506)

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the condensed consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported in the condensed consolidated balance sheets within “Contract assets, current,” “Contract assets, non-current,” “Contract liabilities, current" and “Contract liabilities, non-current." Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings. Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $24 million during the six months ended June 28, 2024 that was included in contract liabilities as of December 29, 2023.

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

	June 28,	December 29,
	2024	2023
(In thousands)
Total accounts receivable, gross	$49,473	$55,202
Allowance for credit losses	(954)	(1,024)
Accounts receivable, net	$48,519	$54,178

Substantially all contract assets as of June 28, 2024 and December 29, 2023 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

The Company is in the process of negotiating or awaiting approval of unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. The Company may take legal action if it and the customer cannot reach a mutually acceptable resolution. See Note 12 - Subsequent Events for the settlement of a claim on a large Legacy Project.

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of June 28, 2024
Customer one	35.7%
Customer two	17.7%

As of December 29, 2023
Customer one	32.5%
Customer two	21.7%

Significant Customers as a Percentage of Revenue
Three Months Ended June 28, 2024
Customer one	21.9%
Customer two	19.2%
Customer three	11.9%

Three Months Ended June 30, 2023
Customer one	16.7%
Customer two	13.7%
Customer three	11.5%

Significant Customers as a Percentage of Revenue
Six Months Ended June 28, 2024
Customer one	21.6%
Customer two	16.8%

Six Months Ended June 30, 2023
Customer one	15.6%
Customer two	14.3%
Customer three	12.2%

Revisions in Estimates

Changes in contract estimates resulted in net decreases in gross margin of $33 million for the three months ended June 28, 2024, primarily due to the settlement further described in Note 12 - Subsequent Events and increased forecasted cost to complete loss jobs. Changes in contract estimates resulted in net decreases in gross margin of $51 million for the six months ended June 28, 2024, primarily due to the settlement and increased forecasted cost to complete loss jobs.

Changes in contract estimates resulted in net decreases in gross margin of $15 million for the three and six months ended June 30, 2023, primarily due to increased forecasted costs to complete and an agreed upon contract settlement lower than previously estimated.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	June 28,	December 29,
	2024	2023
(In thousands)
Current assets	$46,977	$34,071
Non-current assets	-	8,971
Total assets	46,977	43,042
Current liabilities	55,984	59,602
Non-current liabilities	2,082	2,013
Total liabilities	$58,066	$61,615

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
(In thousands)
Revenue	$3,354	$8,859	$7,358	$13,473

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	June 28,	December 29,
	2024	2023
(In thousands)
Current assets	$73,367	$74,498
Non-current assets	10,398	14,333
Total assets	83,765	88,831
Current liabilities	36,351	42,817
Total liabilities	$36,351	$42,817

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
(In thousands)
Revenue	$11,169	$13,708	$31,625	$42,596
Cost of revenue	17,894	(1,861)	38,825	32,111
Gross margin	(6,725)	15,569	(7,200)	10,485
Net (loss) income	$(6,725)	$15,569	$(7,200)	$10,051

As of June 28, 2024 and December 29, 2023, the Company’s investment in unconsolidated joint ventures was $22 million and $21 million, respectively.

The Company recognized equity in loss of unconsolidated joint ventures of $2 million for each of the three and six months ended June 28, 2024 and equity in earnings of unconsolidated joint ventures of $8 million and $7 million for the three and six months ended June 30, 2023, respectively.

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
(In thousands)
Revenue	$255	$1,124	$733	$2,169

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of June 28, 2024 and December 29, 2023 are as follows:

	June 28,	December 29,
	2024	2023
(In thousands)
Accounts receivable, net	$1,876	$2,092

Note 5. Property, Plant and Equipment and Intangible Assets

The following table summarizes the components of property, plant and equipment as of June 28, 2024 and December 29, 2023.

	June 28,	December 29,
(In thousands)	2024	2023
Building and land	$3,984	$4,002
Machinery, equipment, and vehicles	50,596	70,250
Office equipment, software and construction in progress	16,210	9,324
Property, plant and equipment, gross	70,790	83,576
Accumulated depreciation	(34,637)	(37,203)
Property, plant and equipment, net	$36,153	$46,373

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2024	2023	2024	2023
(In thousands)
Depreciation expense	$3,079	$3,576	$6,778	$7,083

Depreciation is recorded within cost of revenue and selling, general and administrative expenses and is calculated using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

The following table presents the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	June 28, 2024
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	3.5	$10,600	$(5,300)	$5,300
Customer contracts	2.5	6,373	(3,717)	2,656
Total		$16,973	$(9,017)	$7,956

	December 29, 2023
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	4	$10,600	$(4,543)	$6,057
Customer contracts	3	6,527	(3,340)	3,187
Total		$17,127	$(7,883)	$9,244

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
(In thousands)	Expense
2024	$1,288
2025	2,577
2026	2,577
2027	1,514
Total	$7,956

Note 6. Debt

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	June 28, 2024	December 29, 2023
Revolving Credit Facility	$14,952	$29,914
Unamortized debt issuance costs	(179)	(287)
Revolving Credit Facility, net	$14,773	$29,627

(In thousands)	June 28, 2024	December 29, 2023
Credit Facility	$54,200	$-
Unamortized debt issuance costs	(1,411)	-
Credit Facility, net	$52,789	$-

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023, September 22, 2023, May 20, 2024 and August 14, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $2.8 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $7.5 million. As of June 28, 2024, we were not in compliance with the Permitted Investments covenant regarding investments in joint ventures set forth in the Revolving Credit Facility. As a result of the August 14, 2024 amendment, which redefined Permitted Investments, we are not aware of any instances of noncompliance with financial covenants. The Revolving Credit Facility matures on August 31, 2024. In the three months ended June 28, 2024, we repaid $17 million of the amount outstanding under the Revolving Credit Facility. As of June 28, 2024 and December 29, 2023, $15 million and $30 million was outstanding under the Revolving Credit Facility, respectively.

Credit Facility

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”). The Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to one month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at the election of the Company, on the last day of each month and upon prepayment.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the third quarter of 2025. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The

Company is not aware of any instances of noncompliance with financial covenants as of June 28, 2024. As of June 28, 2024, $54 million was outstanding under the Credit Facility.

The transactions with AECOM also included a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common shares to AECOM. 5,144,622 of the common shares were issued on May 20, 2024 and issuance of the remaining 2,600,378 shares was completed following shareholder approval on June 26, 2024. Of the total common shares issued, 1,036,949 were held in escrow which resulted in an AECOM voting interest of 19.9% on the June 26, 2024 date of issuance. The Company recognized a loss of $1 million in Other expense (income), net within the condensed consolidated statements of operations as a result of the share issuance which represented the excess of the $13 million fair market value of the common shares at the time of issuance over the $12 million carrying value of the contingent consideration liabilities settled with AECOM.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three and six months ended June 28, 2024 and June 30, 2023.

For the six months ended June 28, 2024, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense.

For the six months ended June 30, 2023, the deferred tax provision resulting from the loss, was completely offset by the valuation allowance, resulting in zero tax expense.

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

After weighing all the evidence, giving more weight to the evidence that was objectively verifiable, a valuation allowance of $147 million and $124 million as of June 28, 2024 and December 29, 2023, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

Total compensation expense related to stock-based grants was $2 million and $1 million for the six months ended June 28, 2024 and June 30, 2023, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding as of June 28, 2024 and June 30, 2023 was $5 million and $4 million, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 0.8 years and 1.8 years, respectively.

For the six months ended June 28, 2024, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of December 29, 2023	4,137,183	$1.26	$—	7.6
Exercised	(285,744)	1.26	0.66	—
Forfeited & expired	(314,213)	1.26	0.66	—
Outstanding as of June 28, 2024	3,537,226	1.26	0.66	6.9
Exercisable as of June 28, 2024	2,695,618	$1.26	$0.66	6.9

The following table summarizes the activities for unvested Shimmick restricted stock units for the six months ended June 28, 2024:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of December 29, 2023	576,714	$6.49
Awarded	483,442	1.86
Forfeited	(20,834)	6.56
Outstanding as of June 28, 2024	1,039,322	3.93
Ended vested as of June 28, 2024	175,865	6.56
Ended unvested as of June 28, 2024	863,457	$3.93

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 3.5 million and 4.5 million employee stock options were excluded from the calculation of diluted earnings per share for the three and six months ended June 28, 2024 and June 30, 2023, respectively, as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Numerator:
Net loss attributable to Shimmick Corporation	$(51,389)	$(10,300)	$(84,722)	$(19,637)
Numerator for basic and diluted EPS	$(51,389)	$(10,300)	$(84,722)	$(19,637)

Denominator:
Denominator for basic EPS - weighted average shares	28,086	21,909	26,817	21,909
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock units	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	28,086	21,909	26,817	21,909
Basic earnings per common share	$(1.83)	$(0.47)	$(3.16)	$(0.90)
Diluted earnings per common share	$(1.83)	$(0.47)	$(3.16)	$(0.90)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023
Operating lease cost
Cost of revenue	$2,397	$3,543	$4,749	$6,778
Selling, general and administrative expenses	245	379	550	672
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	66	75	133	150
Interest on lease liabilities	6	6	14	13
Short-term lease cost	100	175	182	318
Total lease cost	$2,814	$4,178	$5,628	$7,931

Additional condensed consolidated balance sheets information related to leases is as follows:

		June 28,	December 29,
(In thousands)	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Lease right-of-use assets	$21,173	$23,568
Finance lease assets	Lease right-of-use assets	155	287
Total lease assets		$21,328	$23,855

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$7,842	$8,247
Finance lease liabilities	Other current liabilities	190	317
Total current lease liabilities		$8,032	$8,564

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$13,154	$15,017
Finance lease liabilities	Lease liabilities, non-current	-	28
Total non-current lease liabilities		$13,154	$15,045

Weighted average remaining lease term information related to leases is as follows:

	June 28,	December 29,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	3.3	3.4
Finance leases	0.6	1.1
Weighted average discount rate:
Operating leases	6.5%	6.3%
Finance leases	9.9%	9.9%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,873	$3,236	$5,207	$6,028
Financing cash flows from finance leases	78	78	155	155
Right-of-use assets obtained in exchange for new operating leases	$165	$2,440	$2,045	$11,044

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Financing
(In thousands)	Leases	Leases
Year
2024	$4,599	$169
2025	8,883	28
2026	4,081	—
2027	2,424	—
2028	2,236	—
Thereafter	1,077	—
Total lease payments	23,300	197
Amounts representing interest	(2,304)	(7)
Total lease liabilities	$20,996	$190

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of June 28, 2024 and December 29, 2023, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

The Company has recorded contingent consideration as of June 28, 2024 and December 29, 2023 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of June 28, 2024 or December 29, 2023.

Note 12. Subsequent Events

Legacy Project Settlement

On August 8, 2024, the Company entered into a settlement agreement involving change orders and additional compensation sought for a federal lock and dam project. Pursuant to the settlement agreement, the United States Army Corps of Engineers agreed to pay the Company $33 million, which is expected to be collected in fiscal year 2024. The settlement amount is recorded in contract assets within the condensed consolidated balance sheets. As a result of the settlement and previously estimated contract revenue, the Company recognized a net loss of $30 million on the project during the three months ended June 28, 2024, which includes a $23 million reduction to revenue and a $7 million adjustment to forward loss reserve, within the condensed consolidated statements of operations for the three and six months ended June 28, 2024.

Sale-Leaseback Agreement

On August 9, 2024, we completed the previously disclosed transaction for the sale-leaseback of our equipment yard in Tracy, California. The agreement consummated the sale of the equipment yard for $20.5 million and allows us to continue using the property pursuant to a separately executed seven-year lease. We received net proceeds of $17 million, after adjustments for prepaid rent through February 2026 and related closing costs, which were used to repay borrowings under the Revolving Credit Facility.

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

As of June 28, 2024, we had a backlog of projects of $923 million, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

Recent Developments

On May 20, 2024, Shimmick Corporation, entered into a series of transactions (the “Transactions”) with AECOM, a Delaware corporation (“AECOM”) and Berkshire Hathaway Specialty Insurance Company (“BHSI”). A summary of the Transactions is included below.

The transactions included, among other things, entry into the new $60 million Credit Agreement, a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common stock to AECOM, termination of the existing Project Financing Agreement with BHSI and amendments to the existing Revolving Credit Facility with MidCap. For a description of these transactions, see Note 6 - Debt to our condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

The transactions with AECOM also included a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common shares to AECOM. 5,144,622 of the common shares were issued on May 20, 2024 and issuance of the remaining 2,600,378 shares was completed following shareholder approval on June 26, 2024. Of the total common shares issued, 1,036,949 were held in escrow which resulted in an AECOM voting interest of 19.9% on the June 26, 2024 date of issuance. The Company recognized a loss of $1 million in Other expense (income), net within the condensed consolidated statements of operations as a result of the share issuance which represented the excess of the $13 million fair market value of the common shares at the time of issuance over the $12 million carrying value of the contingent consideration liabilities settled with AECOM.

In addition, we entered into an agreement for the sale of the assets of our foundation drilling business for total consideration of $17.5 million, consisting of $15 million in cash and a $2.5 million promissory note. The sale closed on May 23, 2024 and the net proceeds were used to repay borrowings under the Revolving Credit Facility. We will continue working on certain existing Foundations Projects, which are largely expected to be completed by the end of the year.

On August 8, 2024, the Company entered into a settlement agreement involving change orders and additional compensation sought for a federal lock and dam project. Pursuant to the settlement agreement, the United States Army Corps of Engineers agreed to pay the Company $33 million, which is expected to be collected in fiscal year 2024. The settlement amount is recorded in contract assets within the condensed consolidated balance sheets. As a result of the settlement and previously estimated contract revenue, the Company recognized a net loss on the project of $30 million during the three months ended June 28, 2024, which includes a $23 million reduction to revenue and a $7 million adjustment to forward loss reserve, within the condensed consolidated statements of operations for the three and six months ended June 28, 2024

On August 9, 2024, we completed the previously disclosed transaction for the sale-leaseback of our equipment yard in Tracy, California. The agreement consummated the sale of the equipment yard for $20.5 million and allows us to continue using the property pursuant to a separately executed seven-year lease. We received net proceeds of $17 million after adjustments for prepaid rent through February 2026 and related closing costs. The equipment yard had a net book value of approximately $3 million and the $17 million of net proceeds received from the transaction were used to repay borrowings under the Revolving Credit Facility.

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

Gross Margin

Gross margin represents revenue less contract costs. Contract costs consist of all direct and indirect costs on contracts, including raw materials, labor, equipment costs, and subcontractor costs. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized in the current period in the cost of revenue.

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

Equity in (Loss) Earnings of Unconsolidated Joint Ventures

Equity in (loss) earnings of unconsolidated joint ventures includes our return on investment in unconsolidated joint ventures.

Results of Operations

Three Months Ended June 28, 2024 compared to the Three Months Ended June 30, 2023

The following table sets forth selected financial data for the three months ended June 28, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended				% of Revenue
	June 28,	June 30,			June 28,	June 30,
(In thousands, except percentage data)	2024	2023	$ Change	% Change	2024	2023
Revenue	$90,605	$155,189	$(64,584)	(42)%	100%	100%
Cost of revenue	121,736	155,646	(33,910)	(22)	134	100
Gross margin	(31,131)	(457)	(30,674)	6,712	(34)	-
Selling, general and administrative expenses	18,079	16,943	1,136	7	20	11
Amortization of intangibles	644	658	(14)	(2)	-	-
Total operating expenses	18,723	17,601	1,122	6	20	11
Equity in (loss) earnings of unconsolidated joint ventures	(1,854)	7,534	(9,388)	(125)	(2)	5
Gain on sale of assets	3,714	140	3,574	2,553	4	-
Loss from operations	(47,994)	(10,384)	(37,610)	362	(52)	(7)
Interest expense	1,496	576	920	160	2	-
Other expense (income), net	1,899	(649)	2,548	(393)	2	-
Net loss before income tax	(51,389)	(10,311)	(41,078)	398	(56)	(7)
Income tax expense	-	-	-	-	-	-
Net loss	$(51,389)	$(10,311)	$(41,078)	398%	(56)%	(7)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended June 28, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended
(In thousands, except percentage data)	June 28, 2024	June 30, 2023	$ Change	% Change
Shimmick Projects
Revenue	$83,689	$103,493	$(19,804)	(19)%
Gross Margin	4,570	8,787	(4,217)	(48)%
Gross Margin (%)	5%	8%
Foundations Projects
Revenue	$8,454	$8,988	$(534)	(6)%
Gross Margin	(1,943)	(7,469)	5,526	(74)%
Gross Margin (%)	(23)%	(83)%
Legacy Projects
Revenue	$(1,538)	$42,708	$(44,246)	(104)%
Gross Margin	(33,758)	(1,775)	(31,983)	1802%
Gross Margin (%)	2195%	(4)%
Consolidated Total
Revenue	$90,605	$155,189	$(64,584)	(42)%
Gross Margin	(31,131)	(457)	(30,674)	6712%
Gross Margin (%)	(34)%	4%

Shimmick Projects

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Revenue recognized on Shimmick Projects was $84 million and $104 million for the three months ended June 28, 2024 and June 30, 2023, respectively. The $20 million decrease in revenue was primarily the result of a $29 million decrease from lower activity on existing jobs and jobs winding down partially offset by a $10 million increase in revenue driven by a new water infrastructure job.

Gross margin recognized on Shimmick Projects was $5 million and $9 million for the three months ended June 28, 2024 and June 30, 2023, respectively. The decline in the gross margin was primarily the result of a $7 million decrease driven by increased cost, schedule extensions and jobs winding down and completing partially offset by a $2 million increase in margin from a new water infrastructure job.

Foundations Projects

The Company entered into an agreement to sell the assets of our non-core Foundations Projects in the second quarter of 2024 and will be winding down any remaining work during the remainder of the 2024 fiscal year. As a result, revenue from Foundations Projects will decline during the remainder of the 2024 fiscal year. Revenue recognized on Foundations Projects was $8 million and $9 million for the three months ended June 28, 2024 and June 30, 2023, respectively. The $1 million decline in revenue was the result of timing of jobs winding down.

Gross margin recognized on Foundations Projects was $(2) million and $(7) million for the three months ended June 28, 2024 and June 30, 2023, respectively. The increase in the gross margin was the result of cost overruns incurred on two jobs during the three months ended June 30, 2023 which were substantially completed during the 2023 fiscal year.

Legacy Projects

As part of the AECOM Sale Transactions, we assumed the Legacy Projects and backlog that were started under AECOM. Legacy Projects revenue was $(2) million, a decline of $44 million as the Company works to complete these projects. As part of a settlement of a claim on a large Legacy Loss Project, we made a non-cash adjustment to revenue of $23 million to reflect the settlement amount. See Recent Developments for additional details. Gross margin was $(34) million, a decrease of $32 million as compared to the three months ended June 30, 2023, primarily as a result of the $30 million impact of the settlement, projects winding down and additional cost overruns on a subset of these projects ("Legacy Loss Projects") that have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors.

In the Legacy Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Legacy Loss Projects was $(7) million and $27 million for the three months ended June 28, 2024 and June 30, 2023, respectively, as a result of the settlement discussed above. Gross margin recognized on these Legacy Loss Projects was $(32) million and $(1) million for the three months ended June 28, 2024 and June 30, 2023, respectively, as a result of the settlement of the claim discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses remained approximately flat period over period.

Equity in (loss) earnings of unconsolidated joint ventures

Equity in (loss) earnings of unconsolidated joint ventures was $(2) million, compared to earnings of $8 million in the prior year period, primarily due to a favorable subcontractor settlement during the three months ended June 30, 2023 that did not reoccur during the three months ended June 28, 2024. Equity in (loss) earnings of unconsolidated joint ventures of $(2) million in the three months ended June 28, 2024 was primarily driven by increased costs due to schedule extensions.

Gain on sale of assets

Gain on sale of assets increased by $4 million primarily due to the gain recognized on the sale of the assets of our non-core Foundations Projects during the second quarter of 2024.

Interest expense

Interest expense increased by $1 million primarily due to interest charges on the Credit Facility which was not entered into until May 20, 2024.

Other expense (income), net

Other expense (income), net increased by $3 million for the three months ended June 28, 2024 primarily due to a $1 million loss recognized on the settlement of certain claims with AECOM as well as other expenses recognized associated with the change in fair value of contingent consideration and other costs incurred during the three months ended June 28, 2024.

Income tax expense

Income tax expense was flat period over period. Due to an expected tax loss for fiscal year ending 2024, no taxable income or tax expense is anticipated for 2024, and no taxable income was recorded for the prior year three months ended June 30, 2023.

Net loss

Net loss increased by $41 million to a net loss of $51 million for the three months ended June 28, 2024, primarily due to the settlement of the claim on a large Legacy Loss Project, equity in loss of unconsolidated joint ventures of $9 million, as well as an increase in other expense of $4 million, partially offset by increases in the gain on the sale of assets of $4 million all as described above.

Six Months Ended June 28, 2024 compared to the Six Months Ended June 30, 2023

The following table sets forth selected financial data for the six months ended June 28, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended				% of Revenue
	June 28,	June 30,			June 28,	June 30,
(In thousands, except percentage data)	2024	2023	$ Change	% Change	2024	2023
Revenue	$210,648	$319,297	$(108,649)	(34)%	100%	100%
Cost of revenue	257,639	313,532	(55,893)	(18)	122	98
Gross margin	(46,991)	5,765	(52,756)	(915)	(22)	2
Selling, general and administrative expenses	33,603	32,502	1,101	3	16	10
Amortization of intangibles	1,288	1,316	(28)	(2)	1	-
Total operating expenses	34,891	33,818	1,073	3	17	10
Equity in (loss) earnings of unconsolidated joint ventures	(1,591)	6,993	(8,584)	(123)	(1)	2
Gain on sale of assets	3,688	1,680	2,008	120	2	1
Loss from operations	(79,785)	(19,380)	(60,405)	312	(38)	(6)
Interest expense	2,393	607	1,786	294	1	-
Other expense (income), net	2,545	(343)	2,888	(842)	1	-
Net loss before income tax	(84,723)	(19,644)	(65,079)	331	(40)	(6)
Income tax expense	-	-	-	-	-	-
Net loss	$(84,723)	$(19,644)	$(65,079)	331%	(40)%	(6)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the six months ended June 28, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended
(In thousands, except percentage data)	June 28, 2024	June 30, 2023	$ Change	% Change
Shimmick Projects
Revenue	$173,981	$191,592	$(17,611)	(9)%
Gross Margin	4,134	13,566	(9,432)	(70)%
Gross Margin (%)	2%	7%
Foundations Projects
Revenue	$15,094	$29,092	$(13,998)	(48)%
Gross Margin	(6,308)	(5,609)	(699)	12%
Gross Margin (%)	(42)%	(19)%
Legacy Projects
Revenue	$21,573	$98,613	$(77,040)	(78)%
Gross Margin	(44,817)	(2,192)	(42,625)	1945%
Gross Margin (%)	(208)%	(2)%
Consolidated Total
Revenue	$210,648	$319,297	$(108,649)	(34)%
Gross Margin	(46,991)	5,765	(52,756)	(915)%
Gross Margin (%)	(22)%	2%

Shimmick Projects

Shimmick Projects have focused on water infrastructure and other critical infrastructure. Revenue recognized on Shimmick Projects was $174 million and $192 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The $18 million decrease in revenue was primarily the result of a $36 million decrease from lower activity on existing jobs and jobs winding down partially offset by a $21 million increase in revenue driven by a new water infrastructure job and ramp up of a dam project.

Gross margin recognized on Shimmick Projects was $4 million and $14 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The decline in the gross margin was primarily the result of a $13 million decrease driven by increased cost and schedule extensions partially offset by a $3 million increase in margin from a new water infrastructure job.

Foundations Projects

The Company entered into an agreement to sell the assets of our non-core Foundations Projects in the second quarter of 2024 and will be winding down any remaining work during the remainder of the 2024 fiscal year. As a result, revenue will decline during the remainder of the 2024 fiscal year. Revenue recognized on Foundations Projects was $15 million and $29 million for the six months ended June 28, 2024 and June 30, 2023, respectively. The $14 million decline in revenue was the result of timing of multiple jobs winding down.

Gross margin recognized on Foundations Projects was flat at $(6) million for each of the six months ended June 28, 2024 and June 30, 2023.

Legacy Projects

As part of the AECOM Sale Transactions, we assumed the Legacy Projects and backlog that were started under AECOM. Legacy Projects revenue was $22 million, a decline of $77 million as the Company works to complete these projects. As part of a settlement of a claim on a large Legacy Loss Project, we made a non-cash adjustment to revenue of $23 million to reflect the settlement amount. Gross margin was $(45) million, a decrease of $43 million as compared to the six months ended June 30, 2023, primarily as a result of the settlement, projects winding down and additional cost overruns on Legacy Loss Projects that have experienced significant cost overruns due to the COVID pandemic, design issues and other factors.

In the Legacy Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Legacy Loss Projects was $8 million and $54 million for the six months ended June 28, 2024 and June 30, 2023, respectively, as a result of the settlement. Gross margin recognized on these Legacy Loss Projects was $(44) million and $(2) million for the six months ended June 28, 2024 and June 30, 2023, respectively. The decrease in gross margin was primarily the result of the settlement of the claim discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses remained approximately flat period over period.

Equity in (loss) earnings of unconsolidated joint ventures

Equity in (loss) earnings of unconsolidated joint ventures was $(2) million, compared to $7 million in the prior year period, primarily due a favorable subcontractor settlement during the six months ended June 30, 2023 that did not reoccur during the six months ended June 28, 2024. Equity in (loss) earnings of unconsolidated joint ventures of $(2) million in the six months ended June 28, 2024 was primarily driven by increased costs due to schedule extensions.

Gain on sale of assets

Gain on sale of assets increased by $2 million primarily due to the gain recognized on the sale of the assets of our non-core Foundations Projects during the second quarter of 2024 partially offset by the gain on sale of property of $2 million in the prior year.

Interest expense

Interest expense increased by $2 million primarily due to interest charges on the Credit Facility which was entered into on May 20, 2024 as well as interest charges on the Revolving Credit Facility which was not entered into until March 27, 2023.

Other expense (income), net

Other expense (income), net increased by $3 million for the six months ended June 28, 2024 primarily due to a $1 million loss recognized on the settlement of certain claims with AECOM as well as expenses recognized associated with the change in fair value of contingent consideration and other costs incurred during the six months ended June 28, 2024.

Income tax expense

Income tax expense was flat period over period. Due to an expected tax loss for fiscal year ending 2024, no taxable income or tax expense is anticipated for 2024, and no taxable income was recorded for the prior year six months ended June 30, 2023.

Net loss

Net loss increased by $65 million to a net loss of $85 million for the six months ended June 28, 2024, primarily due to the settlement, the equity in loss of unconsolidated joint ventures of $9 million, as well as an increase in other expense of $4 million, partially offset by increases in the gain on the sale of assets of $2 million, all as described above.

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

Adjusted Net Loss

Adjusted net loss represents Net loss attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, legal fees and other costs for Legacy Projects and other costs. We have also made an adjustment for transformation costs we have and expect to incur including advisory costs as we settle outstanding claims, exit the Legacy Projects and transform the Company into a water-focused business.

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

Adjusted EBITDA

Adjusted EBITDA represents our Net loss attributable to Shimmick Corporation before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation, legal fees and other costs for Legacy Projects and other costs. We have also made an adjustment for transformation costs we have and expect to incur including advisory costs as we settle outstanding claims, exit the Legacy Projects and transform the Company into a water-focused business.

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

See reconciliations below:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Net loss attributable to Shimmick Corporation	$(51,389)	$(10,300)	$(84,722)	$(19,637)
Transformation costs (1)	2,608	-	2,608	-
Stock-based compensation	969	523	1,967	1,051
Legal fees and other costs for Legacy Projects (2)	2,629	2,128	5,360	4,638
Other (3)	209	889	446	1,917
Adjusted net loss	$(44,974)	$(6,760)	$(74,341)	$(12,030)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
(In thousands)	2024	2023	2024	2023
Net loss attributable to Shimmick Corporation	$(51,389)	$(10,300)	$(84,722)	$(19,637)
Depreciation and amortization	3,789	4,384	8,199	8,549
Interest expense	1,496	575	2,393	607
Income tax expense	-	-	-	-
Transformation costs (1)	2,608	-	2,608	-
Stock-based compensation	969	523	1,967	1,051
Legal fees and other costs for Legacy Projects (2)	2,629	2,128	5,360	4,638
Other (3)	209	889	446	1,917
Adjusted EBITDA	$(39,689)	$(1,801)	$(63,749)	$(2,875)

(1) Consists of transformation-related costs we have and expect to incur including advisory costs as we settle outstanding claims, exit the Legacy Projects and transform the Company into a water-focused business.

(2) Consists of legal fees and other costs incurred in connection with claims relating to Legacy Projects.

(3) Consists of transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with AECOM.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the six months ended June 28, 2024 our capital expenditures were approximately $8 million compared to $3 million for the six months ended June 30, 2023. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at June 28, 2024 totaled $22 million and availability under the Revolving Credit Facility and Credit Facility totaled $7 million and $6 million, respectively, resulting in total liquidity of $35 million. In addition, we expect to receive approximately $33 million in the 2024 fiscal year as a result of the settlement of the claim on a large Legacy Loss Project discussed in Recent Developments.

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

We believe that our operating, investing and financing cash flows are sufficient to fund our operations for at least the next twelve months. However, future cash flows are subject to a number of variables, and significant additional expenditures will be required to conduct our operations. Furthermore, as a result of the completion of our IPO on November 16, 2023, we have incurred and expect to continue to incur additional costs associated with being a public company. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of expenditures and/or seek additional capital. If we seek additional capital, we may do so through joint ventures, asset sales and sale-leaseback transactions, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the expenditures necessary to conduct our operations.

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	June 28, 2024	December 29, 2023
Revolving Credit Facility	$14,952	$29,914
Unamortized debt issuance costs	(179)	(287)
Revolving Credit Facility, net	$14,773	$29,627

(In thousands)	June 28, 2024	December 29, 2023
Credit Facility	$54,200	$-
Unamortized debt issuance costs	(1,411)	-
Credit Facility, net	$52,789	$-

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was subsequently amended on June 30, 2023, September 22, 2023, May 20, 2024 and August 14, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $2.8 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $7.5 million. As of June 28, 2024, we were not in compliance with the Permitted Investments covenant regarding investments in joint ventures set forth in the Revolving Credit Facility. As a result of the August 14, 2024 amendment, which redefined Permitted Investments, we are not aware of any instances of noncompliance with financial covenants. The Revolving Credit Facility matures on August 31, 2024. In the three months ended June 28, 2024, we repaid $17 million of the amount outstanding under the Revolving Credit Facility. As of June 28, 2024 and December 29, 2023, $15 million and $30 million was outstanding under the Revolving Credit Facility, respectively.

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

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the third quarter of 2025. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with financial covenants as of June 28, 2024. As of June 28, 2024, $54 million was outstanding under the Credit Facility.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	June 28,	June 30,
(In thousands)	2024	2023
Net cash used in operating activities	$(78,848)	$(60,672)
Net cash (used in) provided by investing activities	(18)	12,647
Net cash provided by financing activities	37,834	29,045
Net decrease in cash, cash equivalents and restricted cash	(41,032)	(18,980)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$22,878	$63,105

Operating Activities

During the six months ended June 28, 2024, net cash used in operating activities was $79 million, compared to net cash used in operating activities of $61 million for the six months ended June 30, 2023. Cash flows used in operating activities were driven by increased net loss, adjusted for various non-cash items and changes in accounts receivable, contract assets, accounts payable, contract liabilities and accrued expenses balances (collectively, “Contract Capital”), as discussed below.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations and timing in operating activities and Contract Capital. The changes in the components of Contract Capital during the six months ended June 28, 2024 and June 30, 2023 were as follows:

	Six Months Ended
	June 28,	June 30,
(In thousands)	2024	2023
Accounts receivable, net	$5,659	$(4,797)
Contract assets	7,996	(9,823)
Accounts payable	(24,508)	9,274
Contract liabilities	(3,963)	(34,156)
Accrued expenses	5,176	(19,336)
Changes in Contract Capital, net	$(9,640)	$(58,838)

During the six months ended June 28, 2024, the decrease in Contract Capital was $10 million, which was primarily due to decreases in accounts payable and contract liabilities. The Company’s Contract Capital fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the six months ended June 28, 2024, net cash used in investing activities was negligible, which was primarily driven by purchases of property, plant and equipment of $8 million and contributions to unconsolidated joint ventures of $4 million, offset by proceeds from the sale of assets of $11 million.

For the six months ended June 30, 2023, net cash provided by investing activities was $13 million, which primarily consisted of cash proceeds from an advance on the sale of non-core business contracts of $20 million, proceeds from sale of property, plant and equipment of $5 million, and return of investment in unconsolidated joint ventures of $4 million, partially offset by unconsolidated joint venture equity contributions of $13 million and purchases of property, plant and equipment of $3 million.

Financing Activities

For the six months ended June 28, 2024, net cash provided by financing activities was $38 million, which primarily consisted of net borrowings from credit facilities of $40 million, partially offset by debt issuance costs incurred for the Credit Facility entered into during the second quarter of 2024.

For the six months ended June 30, 2023, net cash provided by financing activities was $29 million, which primarily consisted of proceeds from the Revolving Credit Facility borrowings of $30 million.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. The Company did not have any letters of credit outstanding as of June 28, 2024 or December 29, 2023.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the six months ending January 3, 2025 through the fiscal years ending through December 29, 2028 of approximately $5 million, $9 million, $4 million, $2 million and $2 million, respectively, and approximately $1 million in the aggregate thereafter based on balances outstanding as of June 28, 2024.

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

As of June 28, 2024, we had a backlog of projects of $923 million with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

The following table presents the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
June 28, 2024
Backlog by customer type:
State and local agencies	73%
Federal agencies	14%
Private owners	13%
Total backlog	100%

As of
June 28, 2024
Backlog by contract type:
Fixed-price	86%
Cost reimbursable	14%
Total backlog	100%

As of
June 28, 2024
Estimated backlog recognized:
0 to 24 months	80%
25 to 36 months	12%
Beyond 36 months	8%
Total backlog	100%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). In conducting our evaluation, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of June 28, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last twenty-one months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls over estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

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

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended June 28, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required with respect to this Part II, Item 1 can be found under Item 1., Financial Statements, Note 11 - Commitments and Contingencies, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the three months ended June 28, 2024.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended June 28, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description
10.1#

Separation Agreement, by and between Shimmick Corporation and Devin J. Nordhagen, dated June 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2024).

10.2#

Retention Letter, by and between Shimmick Corporation and Amanda Mobley, dated June 21, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2024).

10.3*	Settlement Agreement, dated August 8, 2024, between Shimmick Corporation and United States Army Corps of Engineers
10.4*	Amendment No. 1 to Standard Offer Agreement for Purchase of Real Estate, dated August 9, 2024, between Shimmick Corporation and Alterra IOS Acquisitions III, LLC
10.5*

Amendment No. 4 to Credit, Security and Guaranty Agreement, dated August 14, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, SCCI National Holdings, Inc., MidCap Funding IV Trust and other parties thereto

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

* Filed herewith.

# Indicates management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shimmick Corporation

Date: August 16, 2024	By:	/s/ Amanda Mobley
Amanda Mobley
Interim Chief Financial Officer