Form 10-Q
period 2024-09-27
Shimmick Corp
filed 2024-11-12
CIK 1887944

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2024

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

As of November 7, 2024, the registrant had 33,796,922 shares of Common Stock, par value $0.01 per share, outstanding.

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

•
seasonality of our business,
•
pandemics and health emergencies,
•
commodity products price fluctuations, inflation and/or elevated interest rates,
•
liabilities under environmental laws, compliance with immigration laws, and other regulatory matters, including changes in regulations and laws,
•
climate change
•
deterioration of the U.S. economy, and
•
uncertain political conditions (including {as a result of the }2024 elections) and geopolitical risks, including those related to the war between Russia and Ukraine, the conflict in the Gaza strip and the conflict within the Red Sea Region.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	September 27,	December 29,
	2024	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,962	$62,939
Restricted cash	611	971
Accounts receivable, net	53,516	54,178
Contract assets, current	127,518	125,943
Prepaids and other current assets	13,582	13,427

TOTAL CURRENT ASSETS	221,189	257,458

Property, plant and equipment, net	21,396	46,373
Intangible assets, net	7,312	9,244
Contract assets, non-current	49,159	48,316
Lease right-of-use assets	25,996	23,855
Investment in unconsolidated joint ventures	19,936	21,283
Deferred tax assets	-	17,252
Other assets	1,749	2,871

TOTAL ASSETS	$346,737	$426,652

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$69,441	$81,589
Contract liabilities, current	97,627	115,785
Accrued salaries, wages and benefits	29,400	26,911
Accrued expenses	62,782	33,897
Other current liabilities	18,926	13,071

TOTAL CURRENT LIABILITIES	278,176	271,253

Long-term debt, net	39,903	29,627
Lease liabilities, non-current	17,117	15,045
Contract liabilities, non-current	-	3,215
Contingent consideration	4,718	15,488
Deferred tax liabilities	-	17,252
Other liabilities	5,850	4,282

TOTAL LIABILITIES	345,764	356,162

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized as of September 27, 2024 and December 29, 2023; 33,738,739 and 25,493,877 shares issued and outstanding as of September 27, 2024 and December 29, 2023, respectively	338	255
Additional paid-in-capital	40,543	24,445
Retained (deficit) earnings	(39,749)	46,537
Non-controlling interests	(159)	(747)

TOTAL STOCKHOLDERS' EQUITY	973	70,490

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$346,737	$426,652

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
Revenue	$166,035	$175,448	$376,684	$494,744
Cost of revenue	153,846	158,436	411,485	471,967
Gross margin	12,189	17,012	(34,801)	22,777
Selling, general and administrative expenses	12,985	14,022	47,878	47,841
ERP pre-implementation asset impairment and associated costs	15,708	—	15,708	—
Total operating expenses	28,693	14,022	63,586	47,841
Equity in earnings (loss) of unconsolidated joint ventures	812	2,577	(779)	9,570
Gain on sale of assets	16,896	30,069	20,585	31,749
Income (loss) from operations	1,204	35,636	(78,581)	16,255
Interest expense	1,977	412	4,370	1,020
Other expense, net	791	393	3,335	48
Net (loss) income before income tax	(1,564)	34,831	(86,286)	15,187
Income tax expense	—	—	—	—
Net (loss) income	(1,564)	34,831	(86,286)	15,187
Net income attributable to non-controlling interests	—	264	—	257
Net (loss) income attributable to Shimmick Corporation	$(1,564)	$34,567	$(86,286)	$14,930
Net (loss) income attributable to Shimmick Corporation per common share
Basic	$(0.05)	$1.58	$(2.96)	$0.68
Diluted	$(0.05)	$1.58	$(2.96)	$0.68

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of June 28, 2024	33,709,919	$337	$39,205	$(38,185)	$(921)	$436
Net loss	-	-	-	(1,564)	-	(1,564)
Issuance of common stock	28,820	1	1	-	-	2
Stock-based compensation	-	-	1,337	-	-	1,337
Contributions from non-controlling interests	-	-	-	-	762	762
Balance as of September 27, 2024	33,738,739	$338	$40,543	$(39,749)	$(159)	$973

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of June 30, 2023	21,908,800	$219	$4,392	$29,446	$(1,014)	$33,043
Net income	—	—	—	34,567	264	34,831
Exercise of stock options	10,077	—	13	—	—	13
Stock-based compensation	—	—	496	—	—	496
Balance as of September 29, 2023	21,918,877	$219	$4,901	$64,013	$(750)	$68,383

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(86,286)	—	(86,286)
Issuance of common stock	8,244,862	83	12,794	—	—	12,877
Stock-based compensation	—	—	3,304	—	—	3,304
Contributions from non-controlling interests	—	—	—	—	762	762
Distributions to non-controlling interests	—	—	—	—	(174)	(174)
Balance as of September 27, 2024	33,738,739	$338	$40,543	$(39,749)	$(159)	$973

	Common Stock		Additional Paid-in-	Retained (Deficit)	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 30, 2022	21,908,800	$219	$3,341	$49,083	$(1,048)	$51,595
Net income	—	—	—	14,930	257	15,187
Exercise of stock options	10,077	—	13	—	—	13
Stock-based compensation	—	—	1,547	—	—	1,547
Contributions from non-controlling interests	—	—	—	—	301	301
Distributions to non-controlling interests	—	—	—	—	(260)	(260)
Balance as of September 29, 2023	21,918,877	$219	$4,901	$64,013	$(750)	$68,383

See accompanying notes to the condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	September 27,	September 29,
	2024	2023

Cash Flows From Operating Activities
Net (loss) income	$(86,286)	$15,187
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	3,304	1,547
Depreciation and amortization	11,646	13,186
Equity in loss (earnings) of unconsolidated joint ventures	779	(9,570)
Return on investment in unconsolidated joint ventures	610	14,220
ERP pre-implementation asset impairment	10,428	-
Gain on sale of assets	(20,585)	(31,749)
Other	1,892	111
Changes in operating assets and liabilities:
Accounts receivable, net	663	(12,012)
Contract assets	(2,418)	(10,134)
Accounts payable	(12,149)	24,221
Contract liabilities	(18,157)	(41,797)
Accrued salaries, wages and benefits	2,489	(2,073)
Accrued expenses	34,165	(22,042)
Other assets and liabilities	7,436	(3,871)
Net cash used in operating activities	(66,183)	(64,776)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(9,963)	(6,140)
Proceeds from sale of assets	31,608	34,983
Unconsolidated joint venture equity contributions	(3,460)	(19,670)
Return of investment in unconsolidated joint ventures	204	3,980
Net cash provided by investing activities	18,389	13,153
Cash Flows From Financing Activities
Net borrowings on Credit Facility	42,000	—
Net (repayments of) borrowings on Revolving Credit Facility	(29,619)	33,722
Other, net	(1,924)	(1,028)
Net cash provided by financing activities	10,457	32,694
Net decrease in cash, cash equivalents and restricted cash	(37,337)	(18,929)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$26,573	$63,156
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$25,962	$61,862
Restricted cash	611	1,294
Total cash, cash equivalents and restricted cash	$26,573	$63,156

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated interim financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three and nine months ended September 27, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Change in Presentation

Certain prior period balances in the condensed consolidated balance sheets, statements of operations and statements of cash flows and accompanying notes have been combined, reclassified or rounded to conform to current period presentation. These changes had no impact on net (loss) income, cash flows, assets and liabilities, or equity previously reported.

Summary of Significant Accounting Policies

Our significant accounting policies are described in more detail in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of our Form 10-K.

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

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2024	2023	2024	2023
Fixed-price	$153,802	$153,178	$349,182	$440,015
Cost reimbursable	11,602	19,864	25,983	48,757
Equipment and labor revenue	631	2,406	1,519	5,972
Total revenue	$166,035	$175,448	$376,684	$494,744

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Projects that focus on foundation drilling are referred to as "Foundations Projects". Projects that started prior to consummation of the AECOM Sale Transactions are referred to as "Legacy Projects".

The following table presents the Company’s revenue disaggregated by Shimmick Projects, Foundations Projects and Legacy Projects:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2024	2023	2024	2023
Shimmick Projects	$101,475	$109,884	$275,457	$301,475
Foundations Projects	10,837	11,523	25,931	40,615
Legacy Projects(1)	53,723	54,041	75,296	152,654
Total revenue	$166,035	$175,448	$376,684	$494,744

(1) Legacy Projects revenue for the three and nine months ended September 27, 2024 reflects a $31 million increase to revenue as a result of the GGB Project settlement in which the Company will receive $97 million in cash and a contract change order for reduced scope of work of $6 million. See Note 12 – Subsequent Events for additional details. Legacy Projects revenue for the nine months ended September 27, 2024 also reflects a reduction to revenue of $23 million recorded during the three months ended June 28, 2024 to write off previously recorded contract assets as a result of a settlement of a claim with the United States Army Corps of Engineers.

Remaining performance obligations

The Company had $777 million of remaining performance obligations yet to be satisfied as of September 27, 2024. Our remaining performance obligations have a weighted average life of 2.0 years as of September 27, 2024.

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

	September 27,	December 29,
	2024	2023	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$127,518	$125,943	$1,575
Retainage receivable	49,159	48,316	843
Total contract assets	176,677	174,259	2,418

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(42,998)	(48,841)	5,843
Forward loss reserve	(54,629)	(70,159)	15,530
Total contract liabilities	(97,627)	(119,000)	21,373
Net	$79,050	$55,259	$23,791

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the condensed consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported in the condensed consolidated balance sheets within “Contract assets, current,” “Contract assets, non-current,” “Contract liabilities, current" and “Contract liabilities, non-current." Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings. Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $41 million during the nine months ended September 27, 2024 that was included in contract liabilities as of December 29, 2023.

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

	September 27,	December 29,
	2024	2023
(In thousands)
Total accounts receivable, gross	$54,470	$55,202
Allowance for credit losses	(954)	(1,024)
Accounts receivable, net	$53,516	$54,178

Substantially all contract assets as of September 27, 2024 and December 29, 2023 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

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

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of September 27, 2024
Customer one	32.8%
Customer two	18.6%

As of December 29, 2023
Customer one	32.5%
Customer two	21.7%

Significant Customers as a Percentage of Revenue
Three Months Ended September 27, 2024
Customer one	22.8%
Customer two	11.9%
Customer three	11.8%
Customer four	10.8%

Three Months Ended September 29, 2023
Customer one	15.3%
Customer two	13.9%
Customer three	13.1%

Significant Customers as a Percentage of Revenue
Nine Months Ended September 27, 2024
Customer one	17.3%
Customer two	14.6%
Customer three	12.1%

Nine Months Ended September 29, 2023
Customer one	15.5%
Customer two	14.2%
Customer three	12.5%

Revisions in Estimates

Changes in contract estimates resulted in net increases in gross margin of $7 million for the three months ended September 27, 2024, primarily due to the favorable GGB Project settlement described in Note 12 - Subsequent Events, partially offset by increased forecasted cost to complete loss jobs. Changes in contract estimates resulted in net decreases in gross margin of $44 million for the nine months ended September 27, 2024, primarily due to the United States Army Corps of Engineers settlement and increased forecasted cost to complete loss jobs, partially offset by the GGB Project settlement.

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

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	September 27,	December 29,
	2024	2023
(In thousands)
Current assets	$82,389	$34,071
Non-current assets	-	8,971
Total assets	82,389	43,042
Current liabilities	74,129	59,602
Non-current liabilities	2,223	2,013
Total liabilities	$76,352	$61,615

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
(In thousands)
Revenue	$38,136	$5,277	$45,494	$18,750

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	September 27,	December 29,
	2024	2023
(In thousands)
Current assets	$84,541	$74,498
Non-current assets	406	14,333
Total assets	84,947	88,831
Current liabilities	39,536	42,817
Total liabilities	$39,536	$42,817

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
(In thousands)
Revenue	$21,393	$16,862	$53,018	$59,458
Cost of revenue	22,996	12,003	61,821	44,114
Gross margin	(1,603)	4,859	(8,803)	15,344
Net (loss) income	$(1,603)	$4,909	$(8,803)	$14,960

The Company recognized equity in earnings (loss) of unconsolidated joint ventures of $1 million and $(1) million for the three and nine months ended September 27, 2024, respectively, and equity in earnings of unconsolidated joint ventures of $3 million and $10 million for the three and nine months ended September 29, 2023, respectively.

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
(In thousands)
Revenue	$474	$604	$1,207	$2,677

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of September 27, 2024 and December 29, 2023 are as follows:

	September 27,	December 29,
	2024	2023
(In thousands)
Accounts receivable, net	$2,155	$2,092

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of September 27, 2024 and December 29, 2023 and depreciation expense for the three and nine months ended September 27, 2024 and September 29, 2023.

	September 27,	December 29,
(In thousands)	2024	2023
Building, land and leasehold improvements	$171	$4,002
Machinery, equipment, and vehicles	50,565	70,250
Office equipment, software and construction in progress	7,093	9,324
Property, plant and equipment, gross	57,829	83,576
Accumulated depreciation	(36,433)	(37,203)
Property, plant and equipment, net	$21,396	$46,373

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2024	2023	2024	2023
(In thousands)
Depreciation expense	$2,737	$3,604	$9,515	$10,687

Depreciation is recorded within cost of revenue and selling, general and administrative expenses and is calculated using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

During the three months ended September 27, 2024, Shimmick completed the sale-leaseback of the Company's equipment yard in Tracy, California. The agreement consummated the sale of the equipment yard for $20.5 million and allows us to continue using the property pursuant to a separately executed seven-year lease. The Company received net proceeds of $17 million, after adjustments for prepaid rent through February 2026 and related closing costs, which were used to repay borrowings under the Revolving Credit Facility. As a result of the sale, the Company recorded a gain of $17 million in Gain on sale of assets within the condensed consolidated statements of operations.

During the three months ended September 27, 2024, Shimmick made the strategic decision to enhance the Company’s current enterprise resource planning (ERP) system rather than implementing a new platform which, due to prior capitalized pre-implementation costs and remaining contractual obligations of $5 million included in accrued expenses in the accompanying condensed consolidated balance sheets, resulted in a one-time charge of $16 million recorded in the three months ended September 27,

2024. The write-off is recorded in ERP pre-implementation asset impairment and associated costs within the condensed consolidated statements of operations.

The following tables present the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	September 27, 2024
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	3.3	$10,600	$(5,679)	$4,921
Customer contracts	2.3	6,373	(3,982)	2,391
Total		$16,973	$(9,661)	$7,312

	December 29, 2023
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	4	$10,600	$(4,543)	$6,057
Customer contracts	3	6,527	(3,340)	3,187
Total		$17,127	$(7,883)	$9,244

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
(In thousands)	Expense
2024	$644
2025	2,577
2026	2,577
2027	1,514
Total	$7,312

Note 6. Debt

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	September 27, 2024	December 29, 2023
Credit Facility	$42,000	$-
Revolving Credit Facility	-	29,914
Unamortized debt issuance costs	(2,097)	(287)
Long term debt, net	$39,903	$29,627

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility has been subsequently amended, most recently on September 25, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $7.5 million. The Revolving Credit Facility matures on December 31, 2024. The Company is not aware of any instances of noncompliance with the key financial covenants as of September 27, 2024.

In the three months ended September 27, 2024, we repaid $15 million of the amount outstanding under the Revolving Credit Facility. As of September 27, 2024, no borrowings were outstanding under the Revolving Credit Facility. As of December 29, 2023, $30 million was outstanding under the Revolving Credit Facility.

Credit Facility

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was subsequently amended on September 25, 2024 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to one month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at the election of the Company, on the last day of each month and upon prepayment.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the fourth quarter of 2025. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with financial covenants as of September 27, 2024. As of September 27, 2024, $42 million was outstanding under the Credit Facility.

The transactions with AECOM also included a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common shares to AECOM. 5,144,622 of the common shares were issued on May 20, 2024 and issuance of the remaining 2,600,378 shares was completed following shareholder approval on June 26, 2024. Of the total common shares issued, 1,036,949 were held in escrow which resulted in an AECOM voting interest of 19.9% as of September 27, 2024. The Company recognized a loss of $1 million in Other expense, net within the condensed consolidated statements of operations as a result of the share issuance which represented the excess of the $13 million fair market value of the common shares at the time of issuance over the $12 million carrying value of the contingent consideration liabilities settled with AECOM.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three and nine months ended September 27, 2024 and September 29, 2023.

For the nine months ended September 27, 2024, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense.

For the nine months ended September 29, 2023, the deferred tax provision resulting from the loss was completely offset by the valuation allowance, resulting in zero tax expense.

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

After weighing all the evidence, giving more weight to the evidence that was objectively verifiable, a valuation allowance of $147 million and $124 million as of September 27, 2024 and December 29, 2023, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

Total compensation expense related to stock-based grants was $3 million and $2 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding as of September 27, 2024 and September 29, 2023 was $7 million and $3 million, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 1 year and 1.6 years, respectively.

For the nine months ended September 27, 2024, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of December 29, 2023	4,137,183	$1.26	$—	7.6
Exercised	(403,473)	1.26	0.66	—
Forfeited & expired	(377,978)	1.26	0.66	—
Outstanding as of September 27, 2024	3,355,732	1.26	0.66	6.6
Exercisable as of September 27, 2024	2,788,977	$1.26	$0.66	6.6

The following table summarizes the activities for unvested Shimmick restricted stock units for the nine months ended September 27, 2024:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of December 29, 2023	576,714	$6.49
Awarded	1,898,160	2.57
Forfeited	(57,666)	6.56
Outstanding as of September 27, 2024	2,417,208	3.11
Ended vested as of September 27, 2024	363,279	6.56
Ended unvested as of September 27, 2024	2,053,929	$3.11

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 3.4 million and 4.3 million employee stock options for the three and nine months ended September 27, 2024 and September 29, 2023, respectively, and 2.4 million restricted stock units for the three and nine months ended September 27, 2024 were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Numerator:
Net (loss) income attributable to Shimmick Corporation	$(1,564)	$34,567	$(86,286)	$14,930
Numerator for basic and diluted EPS	$(1,564)	$34,567	$(86,286)	$14,930

Denominator:
Denominator for basic EPS - weighted average shares	33,723	21,914	29,127	21,910
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock units	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	33,723	21,914	29,127	21,910
Basic earnings per common share	$(0.05)	$1.58	$(2.96)	$0.68
Diluted earnings per common share	$(0.05)	$1.58	$(2.96)	$0.68

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023
Operating lease cost
Cost of revenue	$3,239	$2,954	$7,988	$9,732
Selling, general and administrative expenses	478	213	1,028	885
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	66	66	199	216
Interest on lease liabilities	4	47	18	60
Short-term lease cost	88	203	332	521
Total lease cost	$3,875	$3,483	$9,565	$11,414

Additional condensed consolidated balance sheets information related to leases is as follows:

		September 27,	December 29,
(In thousands)	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Lease right-of-use assets	$25,908	$23,568
Finance lease assets	Lease right-of-use assets	88	287
Total lease assets		$25,996	$23,855

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$6,680	$8,247
Finance lease liabilities	Other current liabilities	110	317
Total current lease liabilities		$6,790	$8,564

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$17,117	$15,017
Finance lease liabilities	Lease liabilities, non-current	-	28
Total non-current lease liabilities		$17,117	$15,045

Weighted average remaining lease term information related to leases is as follows:

	September 27,	December 29,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	4.4	3.4
Finance leases	0.3	1.1
Weighted average discount rate:
Operating leases	6.9%	6.3%
Finance leases	9.9%	9.9%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,768	$8,685
Financing cash flows from finance leases	$235	$228
Right-of-use assets obtained in exchange for new operating leases	$6,527	$12,905

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Financing
(In thousands)	Leases	Leases
Year
2024	$1,837	$84
2025	7,224	28
2026	5,383	—
2027	3,930	—
2028	3,956	—
Thereafter	5,926	—
Total lease payments	28,256	112
Amounts representing interest	(4,459)	(2)
Total lease liabilities	$23,797	$110

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of September 27, 2024 and December 29, 2023, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

The Company has recorded contingent consideration as of September 27, 2024 and December 29, 2023 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of September 27, 2024 or December 29, 2023.

Note 12. Subsequent Events

Legacy Project Settlement

On October 31, 2024, the Company entered into a settlement agreement in its Golden Gate Bridge Project (the “GGB Project”). Under the terms of the settlement and through its consolidated joint venture with Danny’s Construction Co. LLC, Shimmick/Danny’s Joint Venture (“SDJV”), SDJV will receive total settlement proceeds of $97 million, a contract change order for reduced scope of work of $6 million and a contract change order for extension of project completion and costs incurred on the GGB Project. The GGB Project owner is required to pay SDJV $25 million within 14 business days of the executed agreement and the remaining $72 million cash payment to SDJV on or before December 17, 2024. After paying subcontractor pass-through claims, Shimmick plans to use the remaining proceeds for ongoing operations, including completion of the GGB Project.

The settlement amount and reduction of outstanding scope of work are recorded in Contract assets, current and Contract liabilities, current within the condensed consolidated balance sheets.

As a result of the GGB Project settlement and after accounting for subcontractor, legal and other costs as well as previously recorded revenue, the Company recognized an increase in gross margin of $11 million on the project during the three months ended September 27, 2024 within the condensed consolidated statements of operations.

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

Overview

We are a leading provider of water and other critical infrastructure solutions nationwide. We have a long history of successfully completing complex water projects, ranging from the world’s largest wastewater recycling and purification system in California to the iconic Hoover Dam. According to Engineering News Record, in 2024, Shimmick was nationally ranked as a top ten builder of water supply (#8), dams and reservoirs (#6), and water treatment and desalination plants (#7). Shimmick is led by industry veterans, many with over 20 years of experience, and works closely with its customers to deliver complete solutions, including long-term operations and maintenance.

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

As of September 27, 2024, we had a backlog of projects of $834 million, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

Recent Developments

Legacy Project Settlement

On October 31, 2024, the Company entered into a settlement agreement in its Golden Gate Bridge Project (the “GGB Project”). Under the terms of the settlement and through its consolidated joint venture with Danny’s Construction Co. LLC, Shimmick/Danny’s Joint

Venture (“SDJV”), SDJV will receive total settlement proceeds of $97 million, a contract change order for reduced scope of work of $6 million and a contract change order for extension of project completion and costs incurred on the GGB Project. The GGB Project owner is required to pay SDJV $25 million within 14 business days of the executed agreement and the remaining $72 million cash payment to SDJV on or before December 17, 2024. After paying subcontractor pass-through claims, Shimmick plans to use the remaining proceeds for ongoing operations, including completion of the GGB Project.

The settlement amount and reduction of outstanding scope of work are recorded in Contract assets, current and Contract liabilities, current within the condensed consolidated balance sheets.

As a result of the GGB Project settlement and after accounting for subcontractor, legal and other costs as well as previously recorded revenue, the Company recognized an increase in gross margin of $11 million on the project during the three months ended September 27, 2024 within the condensed consolidated statements of operations.

Additionally, on August 23, 2024, the Company received $33 million in cash as a result of the previously announced settlement of a claim with the United States Army Corps of Engineers for which the revenue and cost of revenue impact was recorded within the condensed consolidated statements of operations for the six months ended June 28, 2024.

Sale-Leaseback Agreement

During the three months ended September 27, 2024, Shimmick completed the sale-leaseback of the Company's equipment yard in Tracy, California. The agreement consummated the sale of the equipment yard for $20.5 million and allows us to continue using the property pursuant to a separately executed seven-year lease. The Company received net proceeds of $17 million, after adjustments for prepaid rent through February 2026 and related closing costs, which were used to repay borrowings under the Revolving Credit Facility. As a result of the sale, the Company recorded a gain of $17 million in Gain on sale of assets within the condensed consolidated statements of operations.

ERP Pre-implementation Asset Impairment and Associated Costs

During the three months ended September 27, 2024, Shimmick made the strategic decision to enhance the Company’s current enterprise resource planning (ERP) system rather than implementing a new platform which, due to prior capitalized pre-implementation costs and remaining contractual obligations of $5 million included in accrued expenses in the accompanying condensed consolidated balance sheets, resulted in a one-time charge of $16 million recorded in the three months ended September 27, 2024. The write-off is recorded in ERP pre-implementation asset impairment and associated costs within the condensed consolidated statements of operations.

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

Our Ability to Control Selling General and Administrative Costs. Because we now exist as a public company, we incur significant expenses on an ongoing basis that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, stock exchange listing expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal and investor and public relations expenses. These costs are generally selling, general and administrative expenses. We have also implemented the 2023 Omnibus Incentive Plan to align our equity compensation program with public company plans and practices, which increases our stock-based compensation expense.

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

Results of Operations

Three Months Ended September 27, 2024 compared to the Three Months Ended September 29, 2023

The following table sets forth selected financial data for the three months ended September 27, 2024 compared to the three months ended September 29, 2023:

	Three Months Ended				% of Revenue
	September 27,	September 29,		% Change	September 27,	September 29,
(In thousands, except percentage data)	2024	2023	$ Change		2024	2023
Revenue	$166,035	$175,448	$(9,413)	(5)%	100%	100%
Cost of revenue	153,846	158,436	(4,590)	(3)	93	90
Gross margin	12,189	17,012	(4,823)	(28)	7	10
Selling, general and administrative expenses	12,985	14,022	(1,037)	(7)	8	8
ERP pre-implementation asset impairment and associated costs	15,708	-	15,708	NM	9	-
Total operating expenses	28,693	14,022	14,671	105	17	8
Equity in earnings of unconsolidated joint ventures	812	2,577	(1,765)	(68)	-	1
Gain on sale of assets	16,896	30,069	(13,173)	(44)	10	17
Income from operations	1,204	35,636	(34,432)	(97)	-	20
Interest expense	1,977	412	1,565	380	1	-
Other expense, net	791	393	398	101	-	-
Net (loss) income before income tax	(1,564)	34,831	(36,395)	(104)	(1)	20
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(1,564)	$34,831	$(36,395)	(104)%	(1)%	20%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended September 27, 2024 compared to the three months ended September 29, 2023:

	Three Months Ended
(In thousands, except percentage data)	September 27, 2024	September 29, 2023	$ Change	% Change
Shimmick Projects
Revenue	$101,475	$109,884	$(8,409)	(8)%
Gross Margin	$6,181	$15,060	$(8,879)	(59)%
Gross Margin (%)	6%	14%
Foundations Projects
Revenue	$10,837	$11,523	$(686)	(6)%
Gross Margin	$(1,904)	$(1,432)	$(472)	33%
Gross Margin (%)	(18)%	(12)%
Legacy Projects
Revenue	$53,723	$54,041	$(318)	(1)%
Gross Margin	$7,912	$3,384	$4,528	134%
Gross Margin (%)	15%	6%
Consolidated Total
Revenue	$166,035	$175,448	$(9,413)	(5)%
Gross Margin	$12,189	$17,012	$(4,823)	(28)%
Gross Margin (%)	7%	10%

Shimmick Projects

Projects started after the AECOM Sale Transactions ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Revenue recognized on Shimmick Projects was $101 million and $110 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The $9 million decrease in revenue was primarily the result of a $28 million decrease from lower activity on existing jobs and jobs winding down partially offset by $19 million of revenue from a new water infrastructure job.

Gross margin recognized on Shimmick Projects was $6 million and $15 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The decline in the gross margin was primarily the result of a $12 million decrease in gross margin on existing jobs that are winding down and completing partially offset by a $3 million increase in margin from a new water infrastructure job.

Foundations Projects

The Company entered into an agreement to sell the assets of our non-core Foundations Projects in the second quarter of 2024 and will be winding down any remaining work during the remainder of the 2024 fiscal year. As a result, revenue from Foundations Projects will decline during the remainder of the 2024 fiscal year. Revenue recognized on Foundations Projects was $11 million and $12 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The decline in revenue was the result of timing of jobs winding down.

Gross margin recognized on Foundations Projects was $(2) million and $(1) million for the three months ended September 27, 2024 and September 29, 2023, respectively. The decline in gross margin was the result of cost overruns and jobs winding down.

Legacy Projects

As part of the AECOM Sale Transactions, we assumed the Legacy Projects and backlog that were started under AECOM. Legacy Projects revenue was flat at $54 million for each of the three months ended September 27, 2024 and September 29, 2023. As a result of the GGB Project settlement and after accounting for previously recorded revenue, we made an adjustment to revenue of $31 million to reflect the settlement amount (which is included in the $54 million of revenue for the three months ended September 27, 2024), which offset continued impacts of Legacy Projects winding down. See Recent Developments for additional details.

Gross margin was $8 million and $3 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The increase in gross margin was primarily as a result of the GGB Project settlement which was partially offset by continued impacts of Legacy Projects winding down, as well as additional legal fees to pursue contract modifications and recoveries and additional cost overruns on other Legacy Loss Projects (as defined below).

A subset of Legacy Projects ("Legacy Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Legacy Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Legacy Loss Projects was $49 million and $27 million for the three months ended September 27, 2024 and September 29, 2023, respectively. The increase was primarily as a result of the GGB Project settlement discussed above, partially offset by continued impacts of other Legacy Loss Projects winding down. Gross margin recognized on these Legacy Loss Projects was $10 million and $(1) million for the three months ended September 27, 2024 and September 29, 2023, respectively, the increase of which is primarily as a result of the GGB Project settlement.

Selling, general and administrative expenses

Selling, general and administrative expenses remained approximately flat period over period.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures was $1 million, compared to earnings of $3 million in the prior year period. The decrease was primarily driven by increased costs due to schedule extensions experienced during the nine months ended September 27, 2024.

Gain on sale of assets

Gain on sale of assets decreased by $13 million primarily due to the gain recognized on the sale of non-core business contracts for $30 million during the three months ended September 29, 2023 that did not reoccur during the nine months ended September 27, 2024, partially offset by the $17 million gain recognized on the transaction for the sale-leaseback of our equipment yard in Tracy, California during the three months ended September 27, 2024.

ERP pre-implementation asset impairment and associated costs

ERP pre-implementation asset impairment and associated costs increased by $16 million due to the strategic decision to enhance the Company’s current ERP system rather than implementing a new platform which, due to prior capitalized costs and remaining contractual obligations, resulted in a one-time charge of $16 million recorded in the three months ended September 27, 2024.

Interest expense

Interest expense increased by $2 million primarily due to interest charges on the Credit Facility which was not entered into until May 20, 2024.

Other expense, net

Other expense, net remained approximately flat period over period.

Income tax expense

Income tax expense was flat period over period. Due to an expected tax loss for fiscal year ending 2024, no taxable income or tax expense is anticipated for 2024, and no taxable income was recorded for the prior year three months ended September 29, 2023.

Net (loss) income

Net (loss) income decreased by $36 million to a net loss of $2 million for the three months ended September 27, 2024, primarily due to an increase in ERP pre-implementation asset impairment and associated costs of $16 million, a decrease in gain on the sale of assets of $13 million, decrease in gross margin of $5 million, increase of interest expense of $2 million and decrease in equity in earnings of unconsolidated joint ventures of $2 million all as described above.

Nine Months Ended September 27, 2024 compared to the Nine Months Ended September 29, 2023

The following table sets forth selected financial data for the nine months ended September 27, 2024 compared to the nine months ended September 29, 2023:

	Nine Months Ended				% of Revenue
	September 27,	September 29,		% Change	September 27,	September 29,
(In thousands, except percentage data)	2024	2023	$ Change		2024	2023
Revenue	$376,684	$494,744	$(118,060)	(24)%	100%	100%
Cost of revenue	411,485	471,967	(60,482)	(13)	109	95
Gross margin	(34,801)	22,777	(57,578)	(253)	(9)	5
Selling, general and administrative expenses	47,878	47,841	37	-	13	10
ERP pre-implementation asset impairment and associated costs	15,708	-	15,708	NM	4	-
Total operating expenses	63,586	47,841	15,745	33	17	10
Equity in (loss) earnings of unconsolidated joint ventures	(779)	9,570	(10,349)	(108)	-	2
Gain on sale of assets	20,585	31,749	(11,164)	(35)	5	6
(Loss) income from operations	(78,581)	16,255	(94,836)	(583)	(21)	3
Interest expense	4,370	1,020	3,350	328	1	-
Other expense, net	3,335	48	3,287	6,848	1	-
Net (loss) income before income tax	(86,286)	15,187	(101,473)	(668)	(23)	3
Income tax expense	-	-	-	-	-	-
Net (loss) income	$(86,286)	$15,187	$(101,473)	(668)%	(23)%	3%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the nine months ended September 27, 2024 compared to the nine months ended September 29, 2023:

	Nine Months Ended
(In thousands, except percentage data)	September 27, 2024	September 29, 2023	$ Change	% Change
Shimmick Projects
Revenue	$275,457	$301,475	$(26,018)	(9)%
Gross Margin	$10,316	$28,626	$(18,310)	(64)%
Gross Margin (%)	4%	9%
Foundations Projects
Revenue	$25,931	$40,615	$(14,684)	(36)%
Gross Margin	$(8,212)	$(7,041)	$(1,171)	17%
Gross Margin (%)	(32)%	(17)%
Legacy Projects
Revenue	$75,296	$152,654	$(77,358)	(51)%
Gross Margin	$(36,905)	$1,192	$(38,097)	(3196)%
Gross Margin (%)	(49)%	1%
Consolidated Total
Revenue	$376,684	$494,744	$(118,060)	(24)%
Gross Margin	$(34,801)	$22,777	$(57,578)	(253)%
Gross Margin (%)	(9)%	5%

Shimmick Projects

Shimmick Projects have focused on water infrastructure and other critical infrastructure. Revenue recognized on Shimmick Projects was $275 million and $301 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The $26 million decrease in revenue was primarily the result of a $63 million decrease from lower activity on existing jobs and jobs winding down partially offset by $37 million of revenue from a new water infrastructure job and ramp up of a transportation project.

Gross margin recognized on Shimmick Projects was $10 million and $29 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The decline in the gross margin was primarily the result of a $23 million decrease driven by increased cost, schedule extensions and a decrease on existing jobs that are winding down, partially offset by $6 million of gross margin from a new water infrastructure job.

Foundations Projects

The Company entered into an agreement to sell the assets of our non-core Foundations Projects in the second quarter of 2024 and will be winding down any remaining work during the remainder of the 2024 fiscal year. As a result, revenue will decline during the remainder of the 2024 fiscal year. Revenue recognized on Foundations Projects was $26 million and $41 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The $15 million decline in revenue was the result of timing of multiple jobs winding down.

Gross margin recognized on Foundations Projects was $(8) million and $(7) million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The decline in gross margin was the result of cost overruns and jobs winding down.

Legacy Projects

As part of the AECOM Sale Transactions, we assumed the Legacy Projects and backlog that were started under AECOM. Legacy Projects revenue was $75 million, a decline of $77 million as the Company works to complete these projects. The decline in revenue was primarily driven by continued impacts of Legacy Projects winding down during fiscal 2024, the sale of non-core business contracts in the third quarter of 2023 as well as a non-cash adjustment to revenue on a Legacy Loss Project settlement recognized during the second quarter of 2024, partially offset by the GGB Project settlement. See Recent Developments for additional details associated with the GGB Project settlement.

Gross margin was $(37) million, a decrease of $38 million as compared to the nine months ended September 29, 2023, primarily as a result of the Legacy Loss Project settlement during the second quarter of 2024, projects winding down and additional cost overruns on Legacy Loss Projects that have experienced additional increases in the cost to complete as well as additional legal fees to pursue contract modifications and recoveries, partially offset by the GGB Project settlement.

In the Legacy Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Legacy Loss Projects was $57 million and $80 million for the nine months ended September 27, 2024 and September 29, 2023, respectively. Gross margin recognized on these Legacy Loss Projects was $(34) million and $(3) million for the nine months ended September 27, 2024 and September 29, 2023, respectively. The decrease in gross margin was primarily the result of the Legacy Loss Project settlement during the second quarter of 2024, additional increases in the cost to complete as well as additional legal fees to pursue contract modifications and recoveries, partially offset by the GGB Project settlement.

Selling, general and administrative expenses

Selling, general and administrative expenses remained approximately flat period over period.

Equity in (loss) earnings of unconsolidated joint ventures

Equity in (loss) earnings of unconsolidated joint ventures was a loss of $1 million, compared to earnings of $10 million in the prior year period, primarily due a favorable subcontractor settlement during the nine months ended September 29, 2023 that did not reoccur during the nine months ended September 27, 2024 and increased costs due to schedule extensions.

Gain on sale of assets

Gain on sale of assets decreased by $11 million primarily due to the gain recognized on the sale of non-core business contracts for $30 million during the three months ended September 29, 2023 that did not reoccur during the nine months ended September 27, 2024, partially offset by the $17 million gain recognized on the transaction for the sale-leaseback of our equipment yard in Tracy, California and $2 million gain recognized on the sale of the assets of our non-core Foundations Projects during the nine months ended September 27, 2024.

ERP pre-implementation asset impairment and associated costs

ERP pre-implementation asset impairment and associated costs increased by $16 million due to the strategic decision to enhance the Company’s current ERP system rather than implementing a new platform which, due to prior capitalized costs and remaining contractual obligations, resulted in a one-time charge of $16 million recorded in the nine months ended September 27, 2024.

Interest expense

Interest expense increased by $3 million primarily due to interest charges on the Credit Facility which was entered into on May 20, 2024 as well as interest charges on the Revolving Credit Facility which was not entered into until March 27, 2023.

Other expense, net

Other expense, net increased by $3 million for the nine months ended September 27, 2024 primarily due to a $1 million loss recognized on the settlement of certain claims with AECOM as well as expenses recognized associated with the change in fair value of contingent consideration and other costs incurred during the nine months ended September 27, 2024.

Income tax expense

Income tax expense was flat period over period. Due to an expected tax loss for fiscal year ending 2024, no taxable income or tax expense is anticipated for 2024, and no taxable income was recorded for the prior year nine months ended September 29, 2023.

Net loss

Net loss increased by $101 million to a net loss of $86 million for the nine months ended September 27, 2024, primarily due to decreases in gross margin of $58 million, an increase in ERP pre-implementation asset impairment and associated costs of $16 million, decrease of gain on the sale of assets of $11 million, increase in equity in loss of unconsolidated joint ventures of $10 million, increase in other expense, net of $3 million as well as an increase in interest expense of $3 million all as described above.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Therefore, to supplement our condensed consolidated financial statements, we provide investors with certain non-GAAP financial measures, including Adjusted net income (loss) and Adjusted EBITDA.

Adjusted Net Income (Loss)

Adjusted net income (loss) represents Net income (loss) attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Legacy Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with AECOM. We have also made an adjustment for transformation costs we have incurred including advisory costs as we settle outstanding claims, exit the Legacy Projects and transform the Company into a water-focused business.

We have included Adjusted net income (loss) in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted net income (loss) provides useful information to investors and others in understanding and evaluating our results of operations.

Our use of Adjusted net income (loss) as an analytical tool has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•
Adjusted net income (loss) does not reflect changes in, or cash requirements for, our working capital needs,
•
Adjusted net income (loss) does not reflect the potentially dilutive impact of stock-based compensation, and
•
other companies, including companies in our industry, might calculate Adjusted net income (loss) or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider Adjusted net income (loss) alongside Net income (loss) attributable to Shimmick Corporation, which is the most directly comparable GAAP measure.

Adjusted EBITDA

Adjusted EBITDA represents our Net income (loss) attributable to Shimmick Corporation before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Legacy Projects and other costs. We have also made an adjustment for transformation costs we have incurred including advisory costs as we settle outstanding claims, exit the Legacy Projects and transform the Company into a water-focused business.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside Net income (loss) attributable to Shimmick Corporation, which is the most directly comparable GAAP measure.

See reconciliations below:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2024	2023	2024	2023
Net (loss) income attributable to Shimmick Corporation	$(1,564)	$34,567	$(86,286)	$14,930
Transformation costs (1)	1,924	-	4,532	-
Stock-based compensation	1,337	496	3,304	1,547
ERP pre-implementation asset impairment and associated costs(2)	15,708	-	15,708	-
Legal fees and other costs for Legacy Projects (3)	6,436	1,708	11,796	6,346
Other (4)	414	(109)	860	1,808
Adjusted net income (loss)	$24,255	$36,662	$(50,086)	$24,631

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
(In thousands)	2024	2023	2024	2023
Net (loss) income attributable to Shimmick Corporation	$(1,564)	$34,567	$(86,286)	$14,930
Depreciation and amortization	3,447	4,637	11,646	13,186
Interest expense	1,977	413	4,370	1,020
Income tax expense	-	-	-	-
Transformation costs (1)	1,924	-	4,532	-
Stock-based compensation	1,337	496	3,304	1,547
ERP pre-implementation asset impairment and associated costs(2)	15,708	-	15,708	-
Legal fees and other costs for Legacy Projects (3)	6,436	1,708	11,796	6,346
Other (4)	414	(109)	860	1,808
Adjusted EBITDA	$29,679	$41,712	$(34,070)	$38,837

(1) Consists of transformation-related costs we have incurred including advisory costs as we settle outstanding claims, exit the Legacy Projects and transform the Company into a water-focused business.

(2) Reflects a strategic decision to enhance the Company’s current ERP system rather than implementing a new platform which, due to prior capitalized costs and remaining contractual obligations, resulted in a one-time charge of $16 million in the third quarter of fiscal 2024.

(3) Consists of legal fees and other costs incurred in connection with claims relating to Legacy Projects.

(4) Consists of transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with AECOM.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the nine months ended September 27, 2024 our capital expenditures were approximately $10 million compared to $6 million for the nine months ended September 29, 2023. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at September 27, 2024 totaled $26 million and availability under the Revolving Credit Facility and Credit Facility totaled $15 million and $18 million, respectively, resulting in total liquidity of $59 million. In addition, we expect to receive approximately $97 million in the 2024 fiscal year as a result of the settlement of the claim on the GGB Project as discussed in Recent Developments.

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

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	September 27, 2024	December 29, 2023
Credit Facility	$42,000	$-
Revolving Credit Facility	-	29,914
Unamortized debt issuance costs	(2,097)	(287)
Long term debt, net	$39,903	$29,627

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility has been subsequently amended, most recently on September 25, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $7.5 million. The Revolving Credit Facility matures on December 31, 2024. The Company is not aware of any instances of noncompliance with the key financial covenants as of September 27, 2024.

In the three months ended September 27, 2024, we repaid $15 million of the amount outstanding under the Revolving Credit Facility. As of September 27, 2024, no borrowings were outstanding under the Revolving Credit Facility. As of December 29, 2023, $30 million was outstanding under the Revolving Credit Facility, respectively.

Credit Facility

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”). The Credit Agreement was subsequently amended on September 25, 2024 to among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to one month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at the election of the Company, on the last day of each month and upon prepayment.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the fourth quarter of 2025. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with financial covenants as of September 27, 2024. As of September 27, 2024, $42 million was outstanding under the Credit Facility.

The transactions with AECOM also included a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common shares to AECOM. 5,144,622 of the common shares were issued on May 20, 2024 and issuance of the remaining 2,600,378 shares was completed following shareholder approval on June 26, 2024. Of the total common shares issued, 1,036,949 were held in escrow which resulted in an AECOM voting interest of 19.9% as of September 27, 2024. The Company recognized a loss of $1 million in Other expense, net within the condensed consolidated statements of operations as a result of the share issuance which represented the excess of the $13 million fair market value of the common shares at the time of issuance over the $12 million carrying value of the contingent consideration liabilities settled with AECOM.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2024	2023
Net cash used in operating activities	$(66,183)	$(64,776)
Net cash provided by investing activities	18,389	13,153
Net cash provided by financing activities	10,457	32,694
Net decrease in cash, cash equivalents and restricted cash	(37,337)	(18,929)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$26,573	$63,156

Operating Activities

During the nine months ended September 27, 2024, net cash used in operating activities was $66 million, compared to net cash used in operating activities of $65 million for the nine months ended September 29, 2023. Cash flows used in operating activities were driven by increased net loss, adjusted for various non-cash items and changes in accounts receivable, contract assets, accounts payable, contract liabilities and accrued expenses balances (collectively, “Contract Capital”), as discussed below.

Changes in Contract Capital—The change in operating assets and liabilities varies due to fluctuations and timing in operating activities and Contract Capital. The changes in the components of Contract Capital during the nine months ended September 27, 2024 and September 29, 2023 were as follows:

	Nine Months Ended
	September 27,	September 29,
(In thousands)	2024	2023
Accounts receivable, net	$663	$(12,012)
Due from unconsolidated joint ventures	-	313
Contract assets	(2,418)	(10,134)
Accounts payable	(12,149)	24,221
Contract liabilities	(18,157)	(41,797)
Accrued expenses	34,165	(22,042)
Changes in Contract Capital, net	$2,104	$(61,451)

During the nine months ended September 27, 2024, the increase in contract capital was $2 million, which was primarily due to decreases in accounts payable and contract liabilities, partially offset by increases in accrued expenses. The Company’s Contract Capital fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the nine months ended September 27, 2024, net cash provided by investing activities was $18 million, which was primarily driven by proceeds from the sale of assets of $32 million, partially offset by purchases of property, plant and equipment of $10 million and contributions to unconsolidated joint ventures of $3 million.

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

Financing Activities

For the nine months ended September 27, 2024, net cash provided by financing activities was $10 million, which primarily consisted of net borrowings from credit facilities of $12 million, partially offset by $2 million of debt issuance costs incurred for the Credit Facility agreement and associated amendment entered into during the second and third quarters of 2024.

For the nine months ended September 29, 2023, net cash provided by financing activities was $33 million, which primarily consisted of net proceeds from the Revolving Credit Facility borrowings of $34 million.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. The Company did not have any letters of credit outstanding as of September 27, 2024 or December 29, 2023.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the three months ending January 3, 2025 through the fiscal years ending through December 29, 2028 of approximately $2 million, $7 million, $5 million, $4 million, $4 million, respectively, and approximately $6 million in the aggregate thereafter based on balances outstanding as of September 27, 2024.

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

As of September 27, 2024, we had a backlog of projects of $834 million with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
September 27, 2024
Backlog by customer type:
State and local agencies	70%
Federal agencies	13%
Private owners	17%
Total backlog	100%

As of
September 27, 2024
Backlog by contract type:
Fixed-price	85%
Cost reimbursable	15%
Total backlog	100%

As of
September 27, 2024
Estimated backlog recognized:
0 to 24 months	81%
25 to 36 months	10%
Beyond 36 months	9%
Total backlog	100%

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

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of September 27, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last twenty-four months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls over estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

We continue to evaluate the controls that we have implemented and conduct such testing that is necessary to conclude on the operating effectiveness of the controls. Additional remediation may be necessary as we continue to monitor and evaluate the effectiveness of controls implemented to date.

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended September 27, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended September 27, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as follows:

			Plan Arrangement
Name and Title	Action	Date	Rule 10b5-1(c)	Non-Rule 10b5-1	Maximum Number of Securities to be Sold(2)	Plan Expiration Date
Mitchell B. Goldsteen(1), Executive Chairman	Adoption	08/20/2024	X	-	1,300,000	08/01/2025

(1) Mr. Goldsteen entered into his Rule 10b5-1 trading arrangement, dated August 20, 2024, through GOHO LLC, an entity which he controls.

(2) The maximum amount shares of common stock to be sold in any three-month period is 325,000 shares. No sales of securities occurred during the fiscal quarter ended September 27, 2024.

Item 6. Exhibits

Exhibit Number	Description
10.1

Amendment No. 5 to Credit, Security and Guaranty Agreement, dated September 25, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, SCCI National Holdings, Inc., MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2024).

10.2

Amendment No. 1 to Credit, Security and Guaranty Agreement, dated September 25, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 26, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shimmick Corporation

Date: November 12, 2024	By:	/s/ Amanda Mobley
Amanda Mobley
Interim Chief Financial Officer