Form 10-K
period 2025-01-03
Shimmick Corp
filed 2025-03-20
CIK 1887944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $18.1 million.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of March 19, 2025 was 34,361,459.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's definitive Proxy Statement relating to the registrant's 2025 annual meeting of stockholders, which definitive Proxy Statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in this section and the section entitled “Risk Factors,” as well as those described from time to time in our future reports with the Securities and Exchange Commission (the "SEC") (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K, in presentations, on our websites, in response to questions or otherwise. We believe these factors include, but are not limited to, the following:

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
•
AECOM defaulting on its contractual obligations under agreements in which we are beneficiary,
•
our limited number of customers,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
adjustments in our contact backlog,

•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
material impairments,
•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,
•
seasonality of our business,
•
pandemics and public health emergencies,
•
commodity products price fluctuations, inflation (and actions taken by monetary authorities in response to inflation) and/or elevated interest rates,
•
liabilities under environmental laws, compliance with immigration laws, and other regulatory matters, including changes in regulations and laws,
•
climate change,
•
deterioration of the U.S. economy,
•
changes in state and federal laws, regulations or policies under the new Presidential administration, including changes in trade policies and regulations, including the potential for increases or changes in duties, current and potentially new tariffs or quotas, and
•
geopolitical risks, including those related to the war between Russia and Ukraine, the conflict in the Gaza strip, and the conflict in the Red Sea region.

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

PART I

Item 1. Business

Overview

Shimmick delivers turnkey solutions that are designed to strengthen the water market, as well as other critical infrastructure markets, including energy, climate resiliency and sustainable transportation. With a history and experience that spans over a century, Shimmick, headquartered in California, unites deep engineering heritage with entrepreneurial spirit to tackle today’s most complex infrastructure challenges. We integrate technical excellence with collaborative project delivery methods to provide innovative, technology-driven infrastructure solutions that seek to accelerate economic growth and empower communities nationwide.

We and our legacy companies have a long history of successfully completing complex water and other critical infrastructure projects, ranging from advanced wastewater recycling and purification system to dams, locks and transit systems. According to Engineering News Record, in 2024, we are nationally ranked as a Top 400 contractor and top ten builder of water supply (#8), dams and reservoirs (#6), and water treatment and desalination plants (#7). Our business includes construction operations from Morrison Knudsen and Washington Group International, which were consolidated in 2017 by AECOM.

In 2021, we were sold by AECOM and became an independent company under new private ownership (the “AECOM Sale Transaction”). In November 2023, we completed our initial public offering (the “IPO”) and currently our common stock is listed for trading on the Nasdaq Capital Market under the symbol “SHIM”.

Projects and Backlog

As of January 3, 2025, we had a backlog of projects of approximately $822 million, mostly located in California, with ongoing projects in six other states (NJ, TN, TX, WY, ID, WA). We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

We selectively focus on the following types of infrastructure projects:

Water Treatment and Resources

•
Water and Wastewater Treatment. We expand, rehabilitate, upgrade, build and rebuild water and wastewater treatment infrastructure including desalination plants. We implement treatment technologies including ozonation, biological activated carbon, membrane filtration, reverse osmosis, chemical treatment, and oxidation. Our projects aim to ensure access to clean and safe drinking water, protect public health and reduce waterborne diseases and contribute to protecting the environment by removing pollutants and contaminants from wastewater before it is released back into ecosystems.
•
Water Resources. We construct, rehabilitate and upgrade dams, reservoirs, and water conveyance and storage systems. This includes flood control systems, pump stations, and coastal protection infrastructure. Select projects of ours enable reliable water supply, generate hydroelectric power, and control flooding, ensuring water availability and energy security. Our work contributes to protecting communities from flood damage to safeguard lives, property and infrastructure.

Other Critical Infrastructure

We build, retrofit, expand, rehabilitate, operate and maintain our nation’s critical infrastructure, including mass transit, bridges and military infrastructure. We work on projects that we believe are vital for economic growth, social connectivity, and accessibility. We believe our projects enable smooth and efficient movement of people and goods, foster trade, address environmental sustainability and improve quality of life for individuals and communities. Within critical infrastructure, we are focused primarily on the following types of projects:

•
Climate Resilience. We build and upgrade levees, flood walls, pump stations, drainage systems, and strengthen existing infrastructure both in preparation to withstand severe weather events and in response to such events to facilitate recovery.
•
Transportation and Mobility. We construct mass transit systems (light passenger rail and bus rapid transit), autonomous transportation solutions (personal rapid transit, autonomous fixed guideway people movers, and implement intelligent transportation technologies.
•
Energy Transition. We modify facilities to accommodate electric vehicle fleets for transit agencies and municipalities, implement renewable energy components in our projects, and support data center construction.

Our Industry and Addressable Markets

Our core markets continue to benefit from long-term trends, including the impact of climate change and the deterioration of aging infrastructure. These trends have led to a renewed focus in recent years on infrastructure development and funding in the United States, including in our primary markets: water infrastructure, climate resilience projects, transportation systems and energy transition facilities. According to independent industry research, these sectors are projected to grow at rates of 4% to 11% annually through 2028, outpacing the overall non-residential construction industry average of 3.3%. Based on our geographic focus and core capabilities, we estimate our addressable market to be approximately $106 billion of the $1.1 trillion in non-residential construction projected for 2025.

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

Critical infrastructure ensures the efficient movement of goods and people, supports economic growth, and enhances connectivity between regions. Major economic drivers for critical infrastructure projects include increasing international trade, urbanization, need for modernization and population growth. As governments and private entities continue to invest in upgrading and expanding infrastructure to meet these demands, opportunities for innovative solutions and technologies are expected to flourish. Based on these and other factors, we believe that demand for construction and ongoing maintenance of water and other critical infrastructure projects will continue to increase.

Our Customers

Our customers are predominantly in the public sector and include a broad base of federal agencies (military and civilian), municipal water and wastewater districts, irrigation districts, flood control districts, local and regional transit authorities, and statewide, county and city public works departments. We also perform work for private clients such as developers, utilities and owners of industrial, commercial and residential sites. We serve as both prime contractors and subcontractors on projects, with approximately 93% of our current backlog representing prime contracts.

Throughout our history, we have maintained and cultivated a strong presence in California. In 2024, more than half of our revenue was generated in California, the largest construction market in the United States.

Business and Growth Strategy

Following the AECOM Sale Transaction, we began a transformation to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business. Projects that were secured prior the AECOM Sale Transaction, including large scale projects with higher risk and lower margins, are continuing to be worked off and replaced with smaller to mid-sized projects with less risk and higher margins.

In fiscal year 2024, we focused on simplifying our business with an emphasis on liquidity, capital efficiency and effective execution of our projects. To that end, we executed several notable transactions:

•
Settlements of two major claims at the Chickamauga Lock and Golden Gate Bridge projects totaling over $130 million in cash received during fiscal year 2024.
•
Divestiture of our foundation drilling assets and sale-leaseback of our equipment yard which provided liquidity of $17.5 million and $17 million, respectively.
•
Decreased backlog originating from projects secured prior to the AECOM Sale Transaction which are in loss positions.
•
Reached an agreement with AECOM to resolve a previous lawsuit relating to the purchase and sale agreement for the divestiture of Shimmick from AECOM in exchange for shares of our common stock.

These strategic transactions and agreements provided us with additional liquidity and allow us to further focus our efforts on growing our core business.

On November 12, 2024, Shimmick announced that it appointed Ural Yal as its new CEO and member of the Board of Directors effective December 2, 2024 and succeeded Steven Richards upon his retirement. We believe Mr. Yal brings deep expertise in both the California market and national infrastructure construction along with a proven track record of operational growth to lead the Company in capitalizing on market opportunities through operational excellence, safety and client satisfaction.

With these developments, we believe we are well positioned to execute our business and growth strategy, which is focused on organically growing core water and critical infrastructure business while enhancing profitability. We may also seek to expand service offerings for water and critical infrastructure through strategic acquisitions.

Sustainable, Profitable Backlog

We intend to grow our business through leveraging our proven strengths while managing and lowering risk across our portfolio.

•
Selective Bidding. We analyze each opportunity and determine: (1) size, location and duration of the project, (2) our available resources and ability to execute the work safely and profitably to our client's satisfaction, (3) our ability to win the project in that specific competitive environment, and (4) project risks associated with the contract and the project delivery model (e.g., fixed price, negotiated, cost-plus, unit price lump sum, etc.). We believe this process allows us to make an informed judgment on whether to pursue the project and ensure we maintain a risk-balanced portfolio.
•
Collaborative Contracting. The heavy civil construction industry has seen an increase in utilization of collaborative contracting models rather than fixed-price contracts in complex infrastructure projects. Collaborative models allow the client to select a contractor largely based on qualifications. The parties then spend a number of months developing the project together under a consultancy contract (the “preconstruction services phase”) at the completion of which a construction contract is negotiated based on an open-book pricing structure. This partnership-based approach allows the parties to mitigate and manage project risk more effectively, ultimately leading to enhanced budget and schedule outcomes. Currently our portfolio includes a small but growing number of these projects, and our goal is to increase the representation of collaborative contracts in our backlog. To achieve this, we are investing in our bidding, sales and marketing efforts.
•
Expansion in Electrical Work. We have self-performed electrical work on our projects for over 15 years and have gained significant experience and expertise in this field. With recent developments and increased investments in energy transition and technology-driven infrastructure (both of which include major electrical scopes in each project), we see an opportunity to leverage our strengths in electrical construction and grow this side of our business, along with providing turn-key solutions through our civil capabilities.

•
Operational Improvements and SG&A Optimization. We plan to continue refining and improving our operations while maintaining a strong focus on developing our people and a strong company culture. In addition, while many of the major initiatives for right-sizing our SG&A structure were completed in 2024, we are continuing to take action towards making our business more effective, through improvements in other areas of our business including IT, finance, insurance, organizational structure and benefits.
•
Project Controls Improvements. We are making new investments in digitization of our cost, schedule and progress tracking systems through the use of digital labor and equipment tracking systems, PowerBI-based reporting structures, accounting system improvements and additional training to our project staff. This process helps us better manage project costs and schedules, improving profitability and visibility.
•
Health, Safety and Environment. Safety and well-being of our employees, clients and the communities are our utmost focus. We have a safety track record that is significantly better than industry averages and improving, with strong metrics such as a 34% reduction in our recordable incident rate in 2024 as compared to 2023. We are committed to fostering an environment where safety is embraced by everyone involved with a true commitment to an injury-free workplace. We also are committed to being good stewards of the environment on all of our projects, ensuring we understand and comply with applicable regulations.

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

The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. Our track record of successful project execution and our balance sheet position should provide us with adequate bidding and bonding capacity, which we believe would allow us to bid a number of projects simultaneously. Historically and primarily, Liberty Mutual Group and most recently Berkshire Hathaway have provided us with surety bonding.

Joint Ventures

We participate in various construction joint ventures in order to share expertise, risk and resources for certain projects. Generally, each construction joint venture is formed to accomplish a specific project and is jointly controlled by the joint venture partners. We select our joint venture partners based on a number of factors including their construction and financial capabilities, expertise in the type of work to be performed and past working relationships. The joint venture agreements typically provide that our interests in any profits and assets, and our respective share in any losses and liabilities, that may result from the performance of the contract are limited to our stated percentage interest in the project. Under each joint venture agreement, one partner is designated as the sponsor. The sponsoring partner typically provides administrative, accounting and much of the project management support for the project and generally receives a fee from the joint venture for these services. We have been designated as the sponsoring partner in some venture projects and are a non-sponsoring partner in others.

As we target growth in our revenues and backlog, as well as increased engagement with collaborative contracting, we expect to increase our joint venture activity to allocate resources and reduce our risk exposure while pooling capabilities and experience with other companies to deliver enhanced value to our clients.

Sustainability and Corporate Responsibility

Environmental

Our work contributes to addressing the nation’s need for reliable and resilient infrastructure, particularly in water end-markets. Our water infrastructure projects incorporate systems for treating and repurposing wastewater, which can help reduce strain on freshwater resources.

We also construct projects that are designed to protect regions from flooding. We build flood control systems to mitigate the impact of sea-level rise and flooding events on communities. Additionally, our work along the nation's inland waterways supports efficient transportation of goods.

Our projects are often constructed in environmentally sensitive areas and urban locations where minimizing negative impacts of construction on the community is a priority. Our Safety, Health, and Environmental (“SH&E”) program includes specific guidelines to protect people and the environment and minimize impacts of construction activities.

Social

Our focus on corporate responsibility is not limited to sustainability. We also prioritize social responsibility across our operations and deploy operational best practices across all of our projects.

•
Safety. Safety is a core Shimmick value. We begin meetings with safety messages and conduct training programs, which have contributed to safety performance at our worksites. All new employees undergo an initial safety orientation, and for certain types of projects, we conduct specific hazard training programs. Our project foremen and superintendents conduct weekly on-site safety meetings, and our safety inspectors make site safety inspections and perform assessments and training if infractions are discovered. In addition, our superintendents and project managers are required to complete an OSHA-approved safety course. Our incident rate is below industry average. For instance, according to the Bureau of Labor Statistics, the average rate of recordable incidents for the construction industry in 2023, the most recent data published, was 2.3 per 100 employees. Our average rate of recordable incidents for calendar year 2024 was 1.06 per 100 employees.
•
Harassment-Free Work Environment. We are committed to an inclusive and equitable workplace, with a culture where employees are treated with respect. All our employees are responsible for maintaining a respectful workplace free of unlawful discrimination, harassment, and retaliation. We maintain an ethics hotline that employees can use to report incidents confidentially and without fear of retaliation.
•
Business Partners. We regularly partner with disadvantaged business enterprises to provide subcontracting opportunities. We have a team of small business and diversity program managers. We provide an outreach program that includes a mentor-protégé program.

Governance

Our governance framework is designed to promote transparency, ethical conduct, and accountability. Our board of directors comprises directors who provide strategic guidance and oversight and our executive management team is responsible for implementing our governance principles.

Human Capital Management

We are focused on hiring and retaining highly talented employees and empowering them to both grow their careers and create value for our stockholders. We believe our success is dependent on employee understanding of and investment in their role in that value creation. Our chief executive officer periodically leads employee meetings intended to reinforce the importance of our core values and regularly meets with small groups of employees to receive their feedback on our business. Our employees are responsible for upholding our mission, values, strategy and talent leadership expectations.

As of January 3, 2025, we had 1,200 employees, with 399 staff and 801 craft workers. We are party to collective bargaining agreements covering most of our craft workforce. In areas where we utilize union labor force, we have strong relationships with the various trade unions, which allows us to attract top talent to construct our projects.

•
Retention. Our business is dependent upon a readily available supply of management, supervisory and field personnel. It is critical to us that our employees are engaged in our mission to drive our business forward, to recruit from their networks, and to envision a long tenure with us. We evaluate our employee engagement via formal surveys or similar tools on a periodic basis. Based on the feedback received from employees, we have developed multiple strategic initiatives focused on culture, specifically on promoting a positive employee experience, as well as focusing on career development.
•
Development. Learning is highly individualized and needs to be offered in a way that is most conducive to a specific learner’s needs and learning objectives. We run periodic education series which includes internal and external speakers presenting topics of interest that are relevant to our employees. We provide multiple learning solutions which cover a wide range of areas including leadership skills, safety training, financial knowledge, technology training and presentation skills.
•
Performance Reviews. Managers hold performance conversations with their employees on a periodic basis to ensure they receive the performance feedback they deserve, to allow managers to obtain insight into how to support the development of their teams, and to ensure that performance expectations are clear and aligned with the Company’s strategic objectives. We also promote continuous dialogue between managers and employees in addition to these formal touchpoints.
•
Benefits. We provide attractive benefits that promote the health and welfare of our employees and their families and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers by obtaining advanced degrees or professional certifications. We compensate our employees according to our fair remuneration policies and believe in paying for performance. Accordingly, some employees may receive a portion of their compensation in the form of equity. We provide a volunteer time off program that provides eight hours of paid time off to volunteer. Despite rising costs, we continue to pay the majority of the cost of our employees’ healthcare insurance.

Competition

The water and critical infrastructure markets in which we operate are competitive and include larger national firms such as Barnard Construction Company, Inc., Ames Construction Inc., Flatiron Construction Corp., Fluor Corporation, Granite Construction Incorporated, Kiewit Corporation, Skanska USA Inc., Traylor Bros., Inc., and Walsh Construction Group, LLC, as well as smaller regional contractors, particularly in California. Project awards in our industry are typically based on multiple criteria, including price, technical approach, past performance, quality plans, equipment resources, financial strength, bonding capacity, and relevant project experience. We focus on projects where our self-perform capabilities, technical expertise, and local market knowledge provide competitive advantages.

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

In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. We have incurred, and may in the future incur, significant capital and operating expenditures to comply with such existing laws and regulations. To the extent that laws are enacted or other governmental action is taken that restricts our operations or imposes more stringent and costly operating, waste handling, disposal and cleanup requirements, our business, financial condition or results of operations could be materially adversely affected.

The potential impact of climate change on our operations is highly uncertain. Climate change may result in, among other things, changes in rainfall patterns, storm patterns and intensity and temperature levels. Our results are significantly influenced by weather and major changes in historical weather patterns could significantly impact our future results of operations. For example, if climate change results in significantly more adverse weather conditions in a given period, we could experience reduced productivity and increases in certain other costs, which could negatively impact our results of operations.

Available Information

Our corporate website address is http://www.shimmick.com. On our investor relations webpage (https://investors.shimmick.com), we make available, free of charge, our SEC reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, director and officer reports on Forms 3, 4, and 5, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website the Shimmick Code of Business Conduct and Ethics, our corporate governance guidelines, and the charters for the Compensation and Human Capital, Audit, Nominating and Corporate Governance and Special Committees of the board of directors. The information contained on our website is not included as part of, or incorporated by reference into, this Annual Report on Form 10-K or any other reports we file with or furnish to the SEC. We also use our website as a means of disclosing additional information, including for complying with our disclosure obligations under the SEC’s Regulation FD (Fair Disclosure). The SEC maintains an internet site, www.sec.gov, containing reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

Item 1A. Risk Factors.

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows, and prospects. These risks are discussed more fully below and include, but are not limited to, risks related to:

Risks Related to Our Projects

•
the nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, continuing operating cost inflation and potential claims for liquidated damages,
•
design-build contracts subject us to the risk of design errors and omissions,
•
we could incur material costs and losses as a result of claims that our materials do not meet regulatory requirements or contractual specifications,
•
force majeure events, such as natural disasters, epidemics, pandemics and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows,
•
our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects,

Risks Related to Our Business and Industry

•
an inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue,
•
although the infrastructure market is relatively less susceptible to fluctuations in the market, economic downturns or reductions in government funding of infrastructure projects could reduce our revenue and profits and have a material adverse effect on our results of operations,
•
our limited operating history as an independent company following our separation from AECOM,
•
requirements to make future payments to AECOM,
•
violations or alleged violations of government regulations, requirements and statutes, including the False Claims Act, relating to our government contracts could have a material adverse effect on our business,
•
our dependence on a limited number of customers could adversely affect our business and results of operations,
•
our dependence on subcontractors and suppliers of materials could increase our costs and impact our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flows,
•
acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction,
•
amounts included in our backlog may not result in actual revenue or translate into profits, as our backlog is subject to cancellation and unexpected adjustments,
•
our use of the input method of revenue recognition based on costs incurred relative to total expected costs could result in a reduction or reversal of previously recorded revenue and profits,
•
pandemics and public health emergencies could materially disrupt our business and negatively impact our results of operations, cash flows and financial condition,

•
both we and our customers use certain commodity products that are subject to significant price fluctuations, and these fluctuations may have a material adverse effect on both our and our customers’ financial condition, results of operations and cash flows, as well as our customers’ investment decisions,

Risks Related to Legal and Governmental Regulation

•
our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments,
•
our failure to comply with the regulations of the Occupational Safety and Health Administration (“OSHA”) and state and local agencies that oversee transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects,
•
a change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our business, financial condition, results of operations, and cash flows,

General Risk Factors

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

The majority of our revenue and backlog is derived from fixed unit price contracts and lump sum contracts. The nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, continuing operating cost inflation and potential claims for liquidated damages. Fixed unit price contracts require us to provide materials and services at a fixed unit price based on approved quantities irrespective of our actual per unit costs. Lump sum contracts require that the total amount of work be performed for a single price irrespective of our actual per unit costs. We realize a profit on our contracts only if we accurately estimate our costs and then successfully control actual costs and avoid cost overruns, and our revenue exceeds actual costs. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, then cost overruns may cause us to incur losses or cause the contract not to be as profitable as we expected. The final results under these types of contracts could negatively affect our business, financial condition, results of operations and cash flows.

The costs incurred and gross margin realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•
on site conditions that differ from those assumed in the original bid or contract,
•
failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract,
•
contract or project modifications creating unanticipated costs not covered by change orders,
•
failure by our suppliers, subcontractors, designers, engineers, joint venture partners, or customers to perform their obligations,
•
delays in quickly identifying and taking measures to address issues which arise during contract execution,
•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials, as well as fuel and lubricants for our equipment,
•
claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part,
•
difficulties in obtaining required governmental permits or approvals,
•
availability and skill level of workers in the geographic location of a project,
•
citations issued by any governmental authority, including OSHA,
•
unexpected labor conditions or work stoppages,
•
changes in applicable laws and regulations, including those that may occur in connection with the new presidential administration as a result of the 2024 U.S. elections,
•
delays caused by weather conditions,
•
fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners or customers or our own personnel, and
•
mechanical problems with our machinery or equipment.

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

A majority of our total revenue is derived from contracts funded by federal, state and local government agencies and authorities. Such funding can vary based on political considerations and governmental actions. In addition, government contracts are subject to specific procurement regulations, contract provisions and a variety of socioeconomic requirements relating to their formation, administration, performance and accounting and often include express or implied certifications of compliance. Further, government contracts include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at the government's convenience any time prior to their completion. Claims for civil or criminal fraud may be brought for violations of regulations, requirements or statutes. We may also be subject to qui tam (whistle blower) litigation brought by private individuals on behalf of the government under the False Claims Act ("FCA"), which could include claims for up to treble damages.

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

We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all illegal immigrants who work for us. Our failure to identify illegal immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our operations, results of operations and financial condition. Additionally, on account of our reliance on immigrant labor, we are particularly vulnerable to changes and variations in immigration laws and regulations, including written changes and policy changes to the manner in which the laws and regulations are interpreted or enforced, and potential enforcement actions and penalties. The political environment in the United States in recent years has included significant support for anti-immigrant legislation and administrative changes. Many of these recent changes have resulted in, and various proposed and enacted changes may result in, increased difficulty throughout the immigration process, which could in turn impact our ability to staff projects. In addition, immigration reform, including as a result of changes to immigration policies, and the increased uncertainty surrounding such policies in light of the new U.S. administration's expected immigration agenda, may have a material adverse impact on companies like ours that rely substantially on immigrant labor. Recent changes or any additional adverse revisions to immigration laws and regulations in the jurisdictions in which we operate may cause us delays, staffing shortages, additional costs or an inability to bid for or fulfill projects for clients, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Because all of our construction projects are built outdoors, work on our contracts is subject to unpredictable weather conditions. While weather has historically had a minimal impact on our operation due to the concentration of our work in California, where the climate is generally temperate, weather could have an increasingly frequent or severe effect on our operations if general climatic changes occur or if we expand into other geographic regions that tend to experience more extreme weather conditions. Lengthy periods of wet or cold winter weather could interrupt construction, and this could lead to under-utilization of crews and equipment, resulting in less efficient rates of overhead recovery. Extreme heat and/or wildfires could prevent us from performing certain types of operations. Changes in weather conditions could cause delays and otherwise significantly affect our project costs. While revenue might be recovered following a period of bad weather, it would generally be impossible to recover the cost of inefficiencies, and significant periods of bad weather typically would reduce profitability of affected contracts both in the current period and during the future life of affected contracts. Such reductions in contract profitability would negatively affect our results of operations.

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

In certain circumstances, such as those that arose in connection with our Golden Gate Bridge Project, we seek to collect or assert claims against customers, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These situations may occur due to changes in the initial project scope. Our contracts often require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These situations also may occur due to other matters, such as delays, which may result in additional costs. Our attempts to collect for additional costs generally are subject to protracted negotiations. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and the terms upon which these claims will be fully resolved. These matters ultimately may not be settled to our satisfaction. When these types of events occur, we use working capital in projects to promptly and fully cover cost overruns pending the resolution of the relevant claims. This period of time may be lengthy for project changes, even when the customer agrees to pay for the extra work, as a result of the customer's approval process. A failure to recover in these types of situations promptly and fully could have a negative impact on our liquidity and results of operations. In addition, while customers and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

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

Economic conditions, including inflation, supply chain disruptions and labor and materials shortages, have negatively impacted us, and may continue to do so in the future. With the ongoing conflicts in the Gaza Strip, the Red Sea region and in Europe between Ukraine and Russia, there has been a high degree of volatility in commodity and energy markets that affects our customers' businesses. In addition, inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial condition and results of operations. Although inflation in the United States has moderated slightly recently, it has remained elevated over the past few years and we cannot predict any future inflation trends. In some cases, we have had to bid more competitively than before to win work, which has compressed margins given the higher inflation. Additionally, in March 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank. While we do not have any direct exposure to these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers' parts, to access cash, cash equivalents or investments. Continuing inflation, elevated interest rates for prolonged periods and energy costs, supply chain disruptions, bank failures, and other economic factors may have the effect of further increasing economic uncertainty and heightening the risks caused by volatility in financial markets, which may result in economic downturn or recession.

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

For projects that started prior to consummation of the AECOM Sale Transaction (“Legacy Projects") to obtain bonding may also be impacted by AECOM, who is the credit support provider for the surety bonds in place for our Legacy Projects. See “If AECOM defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted” for further discussion.

Although the infrastructure market is relatively less susceptible to fluctuations in the market, economic downturns or reductions in government funding of infrastructure projects could reduce our revenue and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including decreased revenue received by state and local governments for spending on such projects, including federal funding. The most recent recession caused a nationwide decline in home sales and an increase in foreclosures, which correspondingly resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for water and other critical infrastructure construction. State spending on infrastructure can be adversely affected by decreases or delays in, or uncertainties regarding, federal funding, including as a result of changing governmental priorities following the 2024 U.S. elections, which could adversely affect us.

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

As a result of the current importance of our California operations and anticipated continued growth from these operations, our revenue over the next several years is expected to be largely dependent on economic and regulatory conditions in California. If California experiences an economic downturn, or if the regulatory environment changes in a way that adversely affects our ability to do business or limits our competitive advantages, our profitability and growth prospects may be materially adversely affected. Similarly, due to our geographic concentration in California, a natural disaster or major event that disrupts these markets or the related workforce, such as the wildfires that affected Los Angeles and other surrounding areas in early 2025, could have an immediate and material adverse impact on our operations and profitability.

We work in a highly competitive marketplace.

In the past, a majority of the contracts on which we bid were awarded through a competitive bid process, with awards generally being made to the lowest bidder, but sometimes recognizing other factors, such as shorter contract schedules or prior experience with the customer. For our design-build and other alternative methods of delivering projects, reputation, marketing efforts, quality of design and minimizing public inconvenience are also significant factors considered in awarding contracts, in addition to cost. Within our markets, we compete with many international, national, regional and local construction firms. The strong competition in our markets requires maintaining skilled personnel, investing in technology and puts pressure on our profit margins. Some of these competitors have achieved greater market penetration than we have in the markets in which we compete, and some may have greater financial and other resources than we do. In addition, there are a number of international and national companies in our industry that are larger than we are that, if they so desire, could establish a presence in our markets and compete with us for contracts.

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

We may be required to make additional payments to our prior owner, AECOM, which could adversely impact our business. Pursuant to the Purchase Agreement entered into in connection with the AECOM Sale Transaction, we are required to make payments to the Seller Entities under certain circumstances. Potential payments to the Seller Entities set forth in the Purchase Agreement include the payment of a portion of actual income tax benefits realized (i.e., in cash or through an actual reduction in liability for tax) as a result of AECOM's election under Treasury Regulations Section 1.1502-36(d)(6). See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Our History, the AECOM Sale Transaction and 2024 Financing Transactions — AECOM Sale Transaction" for further discussion.

If AECOM defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted.

As our prior owner, AECOM is the credit support provider for the surety bonds in place for all our Legacy Projects, which consist of the bonded projects that were ongoing as of the closing of the AECOM Sale Transaction. In the event AECOM were to experience financial distress and/or the bonding companies otherwise determined that the creditworthiness of AECOM was not sufficient, the underlying sureties could require that we provide additional credit support in the form of guarantees, letters of credit, collateral, or otherwise which could materially and adversely impact our business.

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

In addition, the timing of the revenue, earnings and cash flows from our contracts can be delayed by a number of factors, including adverse weather conditions, such as prolonged or intense periods of rain, snow, wildfires, storms or flooding, delays in receiving material and equipment from suppliers and services from subcontractors, labor shortages and changes in the scope of work to be performed. Such delays, if they occur, could have adverse effects on our results of operations for current and future periods until the affected contracts are completed.

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

Therefore, it cannot be assured that new agreements will be reached with employee labor unions as existing contracts expire, or on desirable terms. Any action against us relating to the union workforce we employ could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects. Further, our responses to any union organizing efforts could negatively impact how our brand is perceived by our employees and customers and have material adverse effects on our business and future results. Overall, although strikes, work stoppages and other labor disputes have not had a significant impact on our operations or results in the past, such labor actions, or an inability to renew the collective bargaining agreements, could have a significant impact on our operations and results if they occur in the future.

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

Our backlog consists of the remaining unearned revenue on awarded contracts, including our pro-rata share of work to be performed by unconsolidated joint ventures, less the joint venture partners' pro-rata share of work to be performed by consolidated joint ventures. We include in backlog estimates of the amount of consideration to be received, including bonuses, awards, incentive fees, fixed-price awards, claims, unpriced change orders, penalties, minimum customer commitments on cost-plus arrangements, liquidated damages and certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts. As construction on our contracts progresses, we increase or decrease backlog to take account of changes in estimated quantities under fixed-price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenue and costs, including completion penalties and bonuses. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer. As of January 3, 2025, our backlog was approximately $822 million. Most of our contracts are cancelable on short or no advance notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Backlog amounts are determined based on target price estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work due to changes in our customers' spending plans, as well as on construction projects, due to market volatility, regulatory and other factors. There can be no assurance as to our customers' requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our business, financial condition, results of operations, profitability, cash flows and growth prospects could be materially and adversely affected.

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

We participate in various multiemployer pension plans in the United States under union agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a U.S. multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multiemployer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions that may be material to one or more of these plans to satisfy certain underfunded benefit obligations. As of January 3, 2025 and December 29, 2023, we recorded no liability for underfunding of multiemployer pension plans in which we participate, as no events triggering our obligation to make contributions for such underfunding were deemed probable to occur.

Debt agreements governing our current indebtedness contain, and debt agreements governing our future indebtedness may contain, certain covenants and other restrictions that may limit our ability to operate our business. Failure to comply with such covenants and other restrictions, or our inability to service any current indebtedness or future indebtedness, could adversely impact our business.

In March 2023, we entered into a Revolving Credit Facility (as amended, the "Revolving Credit Facility") and on May 20, 2024, we, as guarantor, and our wholly-owned subsidiaries as borrowers, entered into a Credit Agreement (as amended, the "Credit Agreement"). The terms of our existing debt agreements (including our Revolving Credit Facility and our Credit Agreement) contain, and any debt agreements governing our future indebtedness may contain, a number of restrictive covenants and other provisions that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing.

While we are currently in compliance with all covenants under the Revolving Credit Facility and the Credit Agreement, our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet such covenants in the future. A breach of any of these covenants or other restrictions or the occurrence of other events (including a material adverse effect or the inability to generate cash to service our obligations under our debt agreements) specified in our debt agreements could result in an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit under our debt agreements. If we were unable to repay those amounts, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could adversely impact our business and cause holders of our securities to experience a partial or total loss of their investment in us.

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

We have implemented processes for systems under our control intended to mitigate risks, however, we can provide no guarantee that those risk mitigation measures will be effective. While we have historically been successful overall in defending against cybersecurity attacks and breaches, we have experienced nonmaterial breaches in the past and will likely again experience one or more breaches of some extent in the future, some of which may be material. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We have incurred and may in the future incur significant costs in order to implement, maintain and/or update security systems we feel are necessary to protect our information systems, including due to the rapid evolution and increased adoption of artificial intelligence and machine learning technologies and especially as we continue to operate under a hybrid working model under which employees can work and access our technology infrastructure remotely. We may also miscalculate the level of investment necessary to protect our systems adequately. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

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

To protect confidential customer, vendor, financial and employee information, we employ information security measures that secure our information systems from cybersecurity attacks or breaches. Even with these measures, we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions. If a failure of our safeguarding measures were to occur, or if software or third-party vendors that support our information technology environment are compromised, it could have a negative impact to our business and result in business interruptions, remediation costs and/or legal claims, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and which may not be fully insured by our cyber risk insurance policy. For example, the SEC recently adopted rules requiring the disclosure of cybersecurity incidents that we determine to be "material," to be made within four business days of such determination, which can be complex, requiring a number of assumptions based on several factors. It is possible that the SEC may not agree with our determinations, which could result in fines, civil litigation or damage to our reputation. For more information about our cybersecurity risk management processes, see "Item 1C. Cybersecurity."

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

Risks Related to Legal and Governmental Regulation

Our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.

Our ability to conduct business can be impacted by changes in tariffs, changes or repeals of trade agreements or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the new U.S. presidential administration has proposed to significantly increase tariffs on foreign imports into the United States, and any new tariffs have been and continue to be rapidly and actively evolving. The state, duration and scope of any tariffs enacted are uncertain and unpredictable. Other effects of these changes, including responsive actions from governments and the unpredictability of U.S. governmental action and response, could also have significant impacts on our financial results. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.

Environmental laws and regulations and any changes to, or liabilities arising under, such laws and regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations are subject to stringent and complex federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection and public health and safety. These laws and regulations impose numerous obligations applicable to our operations, including requirements to obtain a permit or other approval before conducting regulated activities, restrictions on the types, quantities and concentration of materials that can be released into the environment, limitations on activities on certain lands lying within wilderness, wetlands and other protected areas, and assessments of substantial liabilities for pollution resulting from our operations. For example, a number of governmental bodies have finalized, proposed or are contemplating legislative and regulatory actions to reduce emissions of greenhouse gases, such as monitoring, reporting and emissions control requirements for certain large sources of greenhouse gases and greenhouse gas cap-and-trade programs. Although certain of these actions are currently stayed pending judicial review and it is uncertain whether all applicable governing bodies will continue to pursue such legislation and regulation, particularly in light of the changing governing bodies as a result of the 2024 election cycle, if implemented as proposed, because we emit greenhouse gases through the combustion of fossil fuels as part of our operations, any such laws and regulations applicable to jurisdictions in which we operate could require us to incur costs to reduce greenhouse gas emissions associated with our operations, which would significantly increase our climate-related costs and disclosure obligations.

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

We continue to assess the impact of various U.S. federal, state and international legislative proposals that could result in a material increase to our U.S. federal, state and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation, particularly in light of the new governing bodies as a result of the 2024 election cycle. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our business, financial condition, results of operations and cash flows.

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

Although climate change and increasing regulations often drive demand for infrastructure, climate change, and related legislative and regulatory responses to climate change, may have a long-term impact on our business.

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

Additionally, governmental bodies in the United States are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. If we, our suppliers, or our customers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards is uncertain given the wide scope of potential regulatory change in the United States, particularly in light of the changing governing bodies as a result of the 2024 election cycle.

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

In recent years, there has been focus from stakeholders, including government agencies, investors, consumers and employees, on our policies and practices related to corporate responsibility, including environment, climate, inclusion, human rights and governance transparency. Various jurisdictions are developing climate-related laws or regulations that could cause us to incur additional direct costs for compliance, as well as indirect costs resulting from our customers, suppliers, or additional compliance costs that are passed on to us. Additionally, public interest and legislative pressure related to public companies’ corporate responsibility practices continues to grow. If our policies and practices do not meet regulatory requirements or stakeholders’ expectations for responsible corporate citizenship in areas including environmental stewardship, employee health and safety practices, human capital management and corporate governance, our reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. In addition, we are subject to various federal and state laws in connection with our operations, and inconsistency in legislation and regulations among jurisdictions and expected additional regulations may require greater resources to monitor, report and comply with various practices related to corporate responsibility. Any assessment of the potential impact of future corporate responsibility-related regulations or industry standards is uncertain given the wide scope of potential regulatory change where we operate. Further, there are a number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or various stakeholders’ expectations. If we fail to comply or meet the legal and regulatory requirements or expectations of our various stakeholders, we may be subject to enforcement actions, required to pay fines, and/or investors may sell their share, all of which could have short- and long-term impacts on our business and operations.

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

We have incurred, and will continue to incur, increased costs as a result of operating as a public company, and our management has been required, and will continue to be required, to devote substantial time to compliance initiatives.

In addition to the increased cost we have incurred, and continue to incur as an independent company following our separation from AECOM in January 2021, as a public company whose shares are listed on Nasdaq, we have incurred, and will continue to incur, additional accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements under the Exchange Act. We also have incurred, and will continue to incur, costs associated with corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, has introduced new costs, such as investor relations, stock exchange listing fees, stockholder reporting and directors’ and officers’ liability insurance, and has made some activities more time-consuming and costly. Furthermore, compliance with these rules has required, and will continue to require, a substantial investment of management's time, and this investment may result in a diversion of management's time and attention from revenue-generating activities.

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

Our controlling stockholder beneficially owns over 60% of our outstanding shares of common stock. As a result, the controlling stockholder can exert substantial influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholder in favor of a matter that is opposed by our controlling stockholder and members of our management would have to obtain a significant number of votes to overrule their votes.

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

We are subject to Section 404(a) of the Sarbanes-Oxley Act, which requires a company that is subject to the reporting requirements of the U.S. securities laws to conduct a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and to disclose significant changes made in our internal controls and procedures and our management is required to assess and report on the effectiveness of our internal control over financial reporting.

We comply with Section 404(a) of the Sarbanes-Oxley Act by testing, assessing and, as necessary, strengthening our system of internal controls on an annual basis. Furthermore, as our business continues to grow, our internal controls will become more complex and will require significantly more resources and attention to ensure that our internal controls remain effective overall. This process is complicated and time-consuming, and may divert management’s attention from revenue-generating activities. For so long as we continue to qualify as an emerging growth company or smaller reporting company, we will not be required to comply with Section 404(b) of the Sarbanes-Oxley Act, which requires an independent registered public accounting firm to attest to and report on management’s assessment of its internal control over financial reporting. If we become subject to Section 404(b) of the Sarbanes- Oxley Act, we will incur additional expenses in order to obtain the required attestation report.

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

In the course of preparing the financial statements that are included in this Annual Report on Form 10-K, our management has determined that as of January 3, 2025, we have material weaknesses in our internal control over financial reporting, which relate to the design and operation of internal control over financial reporting, lack of formal and effective controls over certain financial statement account balances, and lack of effective controls over the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) principles including control environment, risk assessment, control activities, information and communications and monitoring.

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

Our disclosure controls and procedures are intended to be designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that there are judgments in decision-making, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system and material weaknesses in internal control over financial reporting continuing as of January 3, 2025, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a data security plan designed to provide a documented and formalized information security policy to detect, identify, classify and mitigate internal and external cybersecurity and other data security threats. This cybersecurity program is based in-part on, and its effectiveness is measured using applicable industry standards, and is integrated into our overall enterprise risk management program. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes.

In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats, including such threats associated with our use of any third-party service providers, we also:

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

Conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. As of the date of this Form 10-K, we do not believe any risks from previous cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our results of operations or financial condition. However, cybersecurity attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. Despite our security measures, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about these and other cybersecurity risks faced by us, see “Risk Factors – Risks Related to Our Business and Industry – We rely on IT systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations” and “– Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims”.

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

We also have a dedicated team of employees overseeing its data security plan and initiatives, led by our Director of IT. With over fifteen years of experience in the field of cybersecurity, our Director of IT brings a wealth of expertise to his role. His background includes extensive experience in all facets of information technology and information security. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Director of IT also works directly in consultation with internal and external advisors in connection data security planning and initiatives. We engage such external advisors to assist with the evaluation of our technology, security, critical risk areas and related controls to improve our ability to identify and detect, protect against, and recover from, cybersecurity incidents and other evolving threats and to appropriately benchmark against industry practices.

We have developed a procedure by which the board of directors and management are informed about relevant cybersecurity risks, allowing for effective cybersecurity oversight and the ability of the Company to monitor, prevent, detect, mitigate and remediate cybersecurity incidents. The results of our evaluations and the feedback from its engagements are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity strategies, policies, and processes and make recommendations to improve processes.

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

Item 2. Properties.

We complete the scope work on our projects from multiple locations throughout the country. We lease administrative offices in Irvine, California, Denver, Colorado, Suisun, California, Boise, Idaho and in other locations throughout the United States. We also lease an equipment maintenance and repair facility located in Tracy, California, which we use to store our inventory of construction materials as well as to maintain and repair our equipment. Below are our primary regional office and equipment facility locations. We have identified the locations that support our business strategy and maintain contractor licenses in all other states where we have current or awarded projects and have both project offices on site and sufficient equipment available at every facility. Should a project opportunity arise in a state in which we currently do not maintain a contractor license, we have the ability to obtain additional licenses and transport equipment and other resources to such states where we do not currently operate to meet the requirements of future contracts. Accordingly, we believe we have active and appropriate licensing in all strategic locations and we have the ability to obtain the proper licenses in additional states we may choose to do business in the future.

Location	Owned or Leased	Approximate Size
Irvine, CA – Office	Leased	6,000 sq. ft.
Denver, CO – Office	Leased	7,211 sq. ft.
Suisun, CA – Office	Leased	10,221 sq. ft.
Boise, ID – Office	Leased	1,704 sq. ft.
Tracy, CA – Equipment Facility	Leased	10,000 sq. ft., 43 acres

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

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.01 per share, trades on the Nasdaq Capital Market under the trading symbol "SHIM".

Holders

Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. According to the records of our transfer agent, there were eight stockholders of record as of March 19, 2025.

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

Unregistered Sales of Equity Securities

Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the fiscal year ended January 3, 2025.

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

Overview

Shimmick is an industry leader in delivering turnkey infrastructure solutions that strengthen critical markets across water, energy, climate resiliency, and sustainable transportation. With a track record that spans over a century, Shimmick, headquartered in California, unites deep engineering heritage with entrepreneurial spirit to tackle today's most complex infrastructure challenges. We integrate technical excellence with collaborative project delivery methods to provide innovative, technology-driven infrastructure solutions that accelerate economic growth and empower communities nationwide.

We have a long history of successfully completing complex water projects, ranging from the world’s largest wastewater recycling and purification system in California to the iconic Hoover Dam. According to Engineering News Record, in 2024, we are nationally ranked as a top ten builder of water supply (#8), dams and reservoirs (#6), and water treatment and desalination plants (#7). Our business includes construction operations from Morrison Knudsen and Washington Group International which were consolidated in 2017 by AECOM. In 2021, we were sold by AECOM and became an independent company under new private ownership ("AECOM Sale Transaction"). In November 2023, we completed our initial public offering (the “IPO”) and currently our stock is listed for trading on the Nasdaq Capital Market under the symbol "SHIM".

We selectively focus on the following types of infrastructure projects:

Water Treatment and Resources

•
Water and Wastewater Treatment. We expand, rehabilitate, upgrade, build and rebuild water and wastewater treatment infrastructure including desalination plants. We implement treatment technologies including ozonation, biological activated carbon, membrane filtration, reverse osmosis, chemical treatment, and oxidation. Our projects aim to ensure access to clean and safe drinking water, protect public health and reduce waterborne diseases and contribute to protecting the environment by removing pollutants and contaminants from wastewater before it is released back into ecosystems.
•
Water Resources. We construct, rehabilitate and upgrade dams, reservoirs, and water conveyance and storage systems. This includes flood control systems, pump stations, and coastal protection infrastructure. Select projects of ours enable reliable water supply, generate hydroelectric power, and control flooding, ensuring water availability and energy security. Our work contributes to protecting communities from flood damage to safeguard lives, property and infrastructure.

Other Critical Infrastructure

We build, retrofit, expand, rehabilitate, operate and maintain our nation’s critical infrastructure, including mass transit, bridges and military infrastructure. We work on projects that we believe are vital for economic growth, social connectivity, and accessibility. We believe our projects enable smooth and efficient movement of people and goods, foster trade, address environmental sustainability and improve quality of life for individuals and communities. Within critical infrastructure, we are focused primarily on the following types of projects:

•
Climate Resilience. We build and upgrade levees, flood walls, pump stations, drainage systems, and strengthen existing infrastructure both in preparation to withstand severe weather events and in response to such events to facilitate recovery.
•
Transportation and Mobility. We construct mass transit systems (light passenger rail and bus rapid transit), autonomous transportation solutions (personal rapid transit, autonomous fixed guideway people movers, and implement intelligent transportation technologies.
•
Energy Transition. We modify facilities to accommodate electric vehicle fleets for transit agencies and municipalities, implement renewable energy components in our projects, and support data center construction.

As of January 3, 2025, we had a backlog of projects of approximately $822 million, mostly located in California, with ongoing projects in six other states. We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

Our History, the AECOM Sale Transaction and 2024 Financing Transactions

Overview

Shimmick was founded in 1990 in California and operated as a regional infrastructure construction contractor throughout California for nearly 30 years. In 2017, AECOM acquired Shimmick and consolidated it with its existing construction services, which included former construction operations from Morrison Knudsen, Washington Group International, and others.

In January 2021, we were sold by AECOM and began operating as an independent company under new private ownership ("AECOM Sale Transaction") under a December 2020 Purchase Agreement with SCC Group, a special purpose entity formed for the purpose of entering into and consummating the sale transaction including acquiring 100% of the stock of the Company and certain other assets related to our business and our subsidiaries to the extent owned by Seller Entities or their affiliates. After the transaction, we began a transformation to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business. We are also focusing more on smaller complex projects that we can largely self-perform and which we believe will have lower risk and higher margin.

On November 16, 2023, the Company completed its initial public offering of 3,575,000 shares of common stock at a price to the public of $7.00 per share (the “IPO”). The net proceeds to the Company from the IPO were approximately $19 million, after deducting underwriting discounts and commissions and before estimated offering expenses payable by the Company. Shimmick’s common stock began trading on November 14, 2023 and is currently listed for trading on the Nasdaq Capital Market under the symbol "SHIM".

AECOM Sale Transaction

•
Shared Tax Benefits. Pursuant to the internal reorganization of its business in early 2020, AECOM agreed to make an election under Treasury Regulations Section 1.1502-36(d)(6) that could result in certain tax benefits to us (in the form of cash or a reduction in liability for taxes). We are obligated to share with AECOM actual tax benefits realized (i.e., in cash or through an actual reduction in liability for tax).

•
Other Items. We have agreed to indemnify the Seller Entities for any costs or expenses incurred under any outstanding letters of credit, surety bonds, guarantees, advance payment guarantees and other contractual obligations arising from or relating to the assets purchased or the liabilities assumed under the Purchase Agreement, including bonds relating to the Legacy Projects. Further, the Seller Entities have provided a conditional guaranty required by any surety bonds and/or a bonding program relating to certain guaranteed obligations and payment obligations with respect to the certain other assets related to our business and our subsidiaries to the extent owned by Seller Entities or their affiliates.

2024 Financing Transactions

•
Credit Agreement. On May 20, 2024, we entered into a revolving credit facility (the “Credit Agreement”). See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement" for further discussion.
•
Amendment to MidCap Credit Facility. On May 20, 2024, we entered into Amendment No. 3 to our existing Revolving Credit Facility, dated March 27, 2023, with MidCap Financial Services, LLC. See “— Liquidity and Capital Resources — Revolving Credit Facility” for further discussion.
•
Side Letter. We and AECOM entered into a side letter to the Credit Agreement, dated as of May 20, 2024 (the “Side Letter”). Pursuant to the Side Letter, the Company (i) established a special committee of independent directors (the “Special Committee”), (ii) appointed a chief transformation officer, (iii) executed the Settlement Agreement and Mutual Release (as described below), and (iv) agreed to certain terms relating to AECOM’s registration rights under the Share Issuance Agreement (as described below).
•
Settlement Agreement and Share Issuance. We entered into a Settlement Agreement and Mutual Release with AECOM pursuant to which, among other things, we and our subsidiaries released AECOM from all claims available to us under the Purchase Agreement. In return, AECOM released the Company and its subsidiaries from certain claims under the Purchase Agreement, specifically certain claims related to the Golden Gate Bridge Project, the Gerald Desmond Bridge Project and Chickamauga Lock Project and claims relating to certain earn-out payments. As consideration, we also entered into a Share Issuance Agreement (the “Share Issuance Agreement”) with AECOM, pursuant to which we issued an aggregate 7,745,000 shares of common stock.

For additional information regarding AECOM, see “Risk Factors — Risks Related to Our Business and Industry — We may be required to make additional payments to AECOM pursuant to contractual arrangements” and “— If AECOM defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted.”

Ural Yal Appointed CEO of Shimmick

On November 12, 2024, Shimmick announced that it appointed Ural Yal as its new CEO and member of the Board of Directors effective December 2, 2024 and succeeded Steven Richards upon his retirement. We believe Mr. Yal brings deep expertise in both the California market and national infrastructure construction along with a proven track record of operational growth to lead the Company in capitalizing on market opportunities through operational excellence, safety and client satisfaction.

Key Factors Affecting Our Performance and Results of Operations

We expect that our results of operations will be affected by a number of factors which we have discussed below.

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

We primarily compete for new contracts independently, seeking to win and complete new projects directly for our customers. Our customers primarily award contracts using one of two methods: the traditional public “competitive bid” method, in which price is the major determining factor, or through a “best value” or collaborative contract proposal, where contracts are awarded based on a combination of technical qualifications, proposed project team, schedule, the ability to obtain surety bonds, past performance on similar projects and price, which we believe creates a barrier to entry. Many of our contracts are awarded on a fixed-price basis, and we earn and recognize revenue using an input measure of total costs incurred divided by total costs expected to be incurred.

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

Our Ability to Control Selling General and Administrative Costs. We incur significant expenses on an ongoing basis as a public company that we did not incur as a private company. Those costs include additional director and officer liability insurance expenses, stock exchange listing expenses, as well as third-party and internal resources related to accounting, auditing, Sarbanes-Oxley Act compliance, legal and investor and public relations expenses. These costs are generally selling, general and administrative expenses. We have also implemented the 2023 Omnibus Incentive Plan to align our equity compensation program with public company plans and practices, which increases our stock-based compensation expense.

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

Net Loss

Net loss represents earnings after consideration of all operating expenses and other income and expenses to measure loss to allocate resources and assess financial performance.

Results of Operations

The following table sets forth selected financial data for the fiscal year ended January 3, 2025 compared to the fiscal year ended December 29, 2023:

	Fiscal Year Ended				% of Revenue
(In thousands, except percentage data)	January 3, 2025	December 29, 2023	$ Change	% Change	January 3, 2025	December 29, 2023
Revenue	$480,236	$632,806	$(152,570)	(24)%	100%	100%
Cost of revenue	535,885	610,434	(74,549)	(12)	112	96
Gross margin	(55,649)	22,372	(78,021)	(349)	(12)	4
Selling, general and administrative expenses	63,966	64,125	(159)	(0)	13	10
ERP pre-implementation asset impairment and associated costs	15,708	—	15,708	NM	3	—
Total operating expenses	79,674	64,125	15,549	24	16	10
Equity in (loss) earnings of unconsolidated joint ventures	(4,728)	10,354	(15,082)	(146)	(1)	2
Gain on sale of assets	20,725	31,834	(11,109)	(35)	4	5
(Loss) income from operations	(119,326)	435	(119,761)	(27,531)	(25)	1
Interest expense	5,426	2,284	3,142	138	1	—
Other expense, net	959	437	522	119	—	—
Net loss before income tax	(125,711)	(2,286)	(123,425)	5,399	(26)	1
Income tax benefit	963	—	963	NM	—	—
Net loss	$(124,748)	$(2,286)	$(122,462)	5,357%	(26)%	1%

Revenue and gross margin

The following table sets forth disaggregated data on revenues and gross margin for the fiscal year ended January 3, 2025 compared to the fiscal year ended December 29, 2023:

	Fiscal Year Ended
(In thousands, except percentage data)	January 3, 2025	December 29, 2023	$ Change	% Change
Shimmick Projects
Revenue	$355,683	$386,491	$(30,808)	(8)%
Gross Margin	$12,094	$38,063	$(25,969)	(68)%
Gross Margin (%)	3%	10%
Legacy Projects
Revenue	$93,226	$198,509	$(105,283)	(53)%
Gross Margin	$(49,321)	$(6,651)	$(42,670)	642%
Gross Margin (%)	(53)%	(3)%
Foundations Projects
Revenue	$31,327	$47,806	$(16,479)	(34)%
Gross Margin	$(18,422)	$(9,040)	$(9,382)	104%
Gross Margin (%)	(59)%	(19)%
Consolidated Total
Revenue	$480,236	$632,806	$(152,570)	(24)%
Gross Margin	$(55,649)	$22,372	$(78,021)	(349)%
Gross Margin (%)	(12)%	4%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Revenue recognized on Shimmick Projects was $356 million and $386 million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively. The $30 million decrease in revenue was primarily the result of a $82 million decrease from lower activity on existing projects and projects winding down partially offset by an aggregate of $52 million of revenue from a new water infrastructure project and ramp up of a transportation project.

Gross margin recognized on Shimmick Projects was $12 million and $38 million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively. The $26 million decrease in gross margin was primarily the result of a $37 million decrease from increased cost of revenue, schedule extensions and a decrease in revenue from existing projects that are winding down, partially offset by an aggregate of $11 million of gross margin from a new water infrastructure project and ramp up of a transportation project.

Legacy Projects

As part of the AECOM Sale Transaction, we acquired the Legacy Projects and backlog that were started under prior ownership. Legacy Projects revenue was $93 million for the fiscal year ended January 3, 2025, a decline of $105 million as compared to the fiscal year ended December 29, 2023, as the Company works to complete these projects. The decline in revenue was primarily driven by continued impacts of Legacy Projects winding down during fiscal 2024, the sale of non-core business contracts in the third quarter of 2023 as well as a non-cash adjustment to revenue on a Legacy Loss Project (as defined below) settlement recognized during the second quarter of 2024, partially offset by a settlement agreement in the Company's Golden Gate Bridge Project (the “GGB Project”) during the third quarter of 2024.

Gross margin was $(49) million for the fiscal year ended January 3, 2025 as compared to $(7) million for the fiscal year ended December 29, 2023, primarily as a result of the Legacy Loss Project settlement during the second quarter of 2024, projects winding down and additional cost overruns on Legacy Loss Projects that have experienced additional increases in the cost to complete as well as additional legal fees to pursue contract modifications and recoveries, partially offset by the GGB Project settlement.

A subset of Legacy Projects ("Legacy Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Legacy Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Legacy Loss Projects was $68 million and $99 million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively. Gross margin recognized on these Legacy Loss Projects was $(45) million and $(14) million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively. The change in gross margin was primarily the result of a Legacy Loss Project settlement during the second quarter of 2024, additional increases in the cost to complete as well as additional legal fees to pursue contract modifications and recoveries, partially offset by the GGB Project settlement.

Foundations Projects

Projects that focus on foundation drilling are referred to as "Foundations Projects". The Company entered into an agreement to sell the assets of our non-core Foundations Projects in the second quarter of 2024 and continued to wind down work during the 2024 fiscal year. As a result, revenue recognized on Foundations Projects declined during the 2024 fiscal year. Revenue recognized on Foundations Projects was $31 million and $48 million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively. The $17 million decline in revenue was the result of timing of multiple projects winding down following the asset sale.

Gross margin recognized on Foundations Projects was $(18) million and $(9) million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively. The decline in gross margin was the result of cost overruns and projects winding down.

Selling, general and administrative expenses

Selling, general and administrative expenses remained approximately flat period over period.

ERP pre-implementation asset impairment and associated costs

ERP pre-implementation asset impairment and associated costs were $16 million due to the strategic decision to enhance the Company’s current ERP system rather than implementing a new platform which, due to prior capitalized costs and remaining contractual obligations, resulted in a charge of $16 million recorded in the fiscal year ended January 3, 2025.

Equity in (loss) earnings of unconsolidated joint ventures

Equity in (loss) earnings of unconsolidated joint ventures was $(5) million, compared to earnings of $10 million in the prior year period, primarily due a favorable subcontractor settlement during the fiscal year ended December 29, 2023 that did not reoccur during the fiscal year ended January 3, 2025 and increased costs due to schedule extensions.

Gain on sale of assets

Gain on sale of assets decreased by $11 million primarily due to the gain recognized on the sale of non-core business contracts for $30 million during the fiscal year ended December 29, 2023, partially offset by the $17 million gain recognized on the transaction for the sale-leaseback of our equipment yard in Tracy, California and $2 million gain recognized on the sale of the assets of our non-core Foundations Projects during the fiscal year ended January 3, 2025.

Interest expense

Interest expense increased by $3 million primarily due to increased borrowings on the Credit Agreement, which was entered into on May 20, 2024 as well as interest charges on the Revolving Credit Facility which was not entered into until March 27, 2023.

Other expense, net

Other expense, net remained approximately flat period over period.

Income tax benefit

Income tax benefit of $1 million was recognized for the fiscal year ended January 3, 2025, primarily as the result of a decrease in other taxes payable. No taxable income was recognized for the fiscal year ended December 29, 2023, thus no income tax expense or benefit was recorded.

Net loss

Net loss increased by $122 million from $2 million to a net loss of $125 million for the fiscal year ended January 3, 2025, primarily due to a decrease in gross margin of $78 million of which $52 million was a result of gross margin declines in the legacy and foundations projects. In addition, the ERP pre-implementation asset impairment and associated costs of $16 million, a decrease of gain on the sale of assets of $11 million, an increase in equity in loss of unconsolidated joint ventures of $15 million as well as an increase in interest expense of $3 million added to the net loss increase, each as described above.

Non-GAAP financial measures

We report our financial results in accordance with GAAP. However, management believes that certain non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Therefore, to supplement our consolidated financial statements, we provide investors with certain non-GAAP financial measures, including Adjusted net (loss) income and Adjusted EBITDA.

Adjusted net (loss) income

Adjusted net (loss) income represents Net loss attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Legacy Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Legacy Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

We have included Adjusted net (loss) income in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net (loss) income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted net (loss) income provides useful information to investors and others in understanding and evaluating our results of operations.

Our use of Adjusted net (loss) income as an analytical tool has limitations, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are:

•
Adjusted net (loss) income does not reflect changes in, or cash requirements for, our working capital needs,
•
Adjusted net (loss) income does not reflect the potentially dilutive impact of stock-based compensation, and
•
other companies, including companies in our industry, might calculate Adjusted net (loss) income or similarly titled measures differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider Adjusted net (loss) income alongside Net loss attributable to Shimmick Corporation, which is the most directly comparable GAAP measure.

Adjusted EBITDA

Adjusted EBITDA represents our net loss attributable to Shimmick Corporation before interest expense, income tax benefit and depreciation and amortization, adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Legacy Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Legacy Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside Net loss attributable to Shimmick Corporation, which is the most directly comparable GAAP measure. See reconciliations below:

	Fiscal Year Ended
	January 3,	December 29,
(In thousands)	2025	2023
Net loss attributable to Shimmick Corporation	$(124,748)	$(2,546)
Transformation costs (1)	7,067	—
Stock-based compensation	6,130	2,062
ERP pre-implementation asset impairment and associated costs(2)	15,708	—
Legal fees and other costs for Legacy Projects (3)	14,030	8,740
Other (4)	828	2,421
Adjusted net (loss) income	$(80,985)	$10,677

	Fiscal Year Ended
	January 3,	December 29,
(In thousands)	2025	2023
Net loss attributable to Shimmick Corporation	$(124,748)	$(2,546)
Interest expense	5,426	2,284
Income tax benefit	(963)	—
Depreciation and amortization	15,132	17,121
Transformation costs(1)	7,067	—
Stock-based compensation	6,130	2,062
ERP pre-implementation asset impairment and associated costs(2)	15,708	—
Legal fees and other costs for Legacy Projects(3)	14,030	8,740
Other(4)	828	2,421
Adjusted EBITDA	$(61,390)	$30,082

(1) Consists of transformation-related costs we have incurred including advisory costs in connection with settling outstanding claims in connection with exiting certain Legacy Projects as part of the Company’s growth strategy to address and capitalize on the nation’s growing need for water and other critical infrastructure.

(2) Reflects a strategic decision to enhance the Company’s current ERP system rather than implementing a new platform which, due to prior capitalized costs and remaining contractual obligations, resulted in a charge of $16 million in the third quarter of fiscal 2024.

(3) Consists of legal fees and other costs incurred in connection with claims relating to Legacy Projects.

(4) Consists of transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the fiscal year ended January 3, 2025, our capital expenditures were approximately $10 million compared to $7 million for the fiscal year ended December 29, 2023. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at January 3, 2025 totaled $34 million and availability under the Revolving Credit Facility and Credit Agreement totaled $15 million and $51 million, respectively, resulting in total liquidity of $100 million.

We have historically relied upon cash available through operating activities, in addition to credit facilities and existing cash balances, to finance our working capital requirements and to support our growth.

However, we regularly monitor other potential capital sources, including equity and debt financing, in an effort to meet our planned expenditures and liquidity requirements. Our future success will be highly dependent on our ability to access outside sources of capital.

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

Total debt outstanding is presented on the consolidated balance sheets as follows:

(In thousands)	January 3, 2025	December 29, 2023
Credit Agreement	$11,503	$—
Revolving Credit Facility	—	29,914
Unamortized debt issuance costs	(2,025)	(287)
Long-term debt, net	$9,478	$29,627

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility has been subsequently amended, most recently on September 25, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $7.5 million. We are not aware of any instances of noncompliance with the key financial covenants as of January 3, 2025. The Revolving Credit Facility was terminated on March 13, 2025 upon the execution of the ACF Credit Agreement (as defined below).

During the fiscal year ended January 3, 2025, we repaid $30 million of the amount outstanding under the Revolving Credit Facility and paid $2 million in cash interest.

Credit Agreement

On May 20, 2024, we, as guarantor, and our wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was subsequently amended on September 25, 2024, January 30, 2025 and March 12, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to one month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability. During the fiscal year ended January 3, 2025, the Company paid $0.3 million in cash interest and accrued $2 million in non-cash payment-in-kind interest.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by us and secured by a lien on substantially all of our and the Borrowers' assets.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the first quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. Subsequent to January 3, 2025, the Company was not in compliance with a non-financial covenant regarding entering into material non-bonded contracts as set forth in the Credit Agreement. As of January 3, 2025 and following the March 12, 2025 amendment, we are not aware of any instances of noncompliance with non-financial or financial covenants. As of January 3, 2025, $9 million was outstanding under the Credit Agreement.

The transactions with AECOM also included a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common shares to AECOM. 5,144,622 of the common shares were issued on May 20, 2024 and issuance of the remaining 2,600,378 shares was completed following stockholder approval on June 26, 2024. Of the total common shares issued, 1,036,949 were held in escrow which resulted in an AECOM voting interest of 19.6% as of January 3, 2025. The Company recognized a loss of $1 million in other expense, net within the consolidated statements of operations as a result of the share issuance which represented the excess of the $13 million fair market value of the common shares at the time of issuance over the $12 million carrying value of the contingent consideration liabilities settled with AECOM.

ACF Credit Agreement

On March 12, 2025, we entered into a Credit Agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR, subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Fiscal Year Ended
	January 3,	December 29,
(In thousands)	2025	2023
Net cash used in operating activities	$(21,259)	$(88,100)
Net cash provided by investing activities	15,041	22,050
Net cash (used in) provided by financing activities	(21,897)	47,875
Net decrease in cash, cash equivalents and restricted cash	(28,115)	(18,175)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$35,795	$63,910

Operating Activities

During the fiscal year ended January 3, 2025, net cash used in operating activities was $21 million, compared to net cash used in operating activities of $88 million for the fiscal year ended December 29, 2023. Cash flows used in operating activities were driven by a net loss, adjusted for various non-cash items and changes in accounts receivable, contract assets, contract liabilities, accounts payable and accrued expenses balances, accrued salaries and wages and other assets and liabilities as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities and operating assets and liabilities. The changes in the components of operating assets and liabilities during the fiscal years ended January 3, 2025 and December 29, 2023 were as follows:

	Fiscal Year Ended
	January 3,	December 29,
(In thousands)	2025	2023
Accounts receivable, net	$11,190	$2,251
Due from unconsolidated joint ventures	-	313
Contract assets	104,139	(9,334)
Accounts payable	(35,114)	13,747
Contract liabilities	(13,260)	(47,940)
Accrued expenses	9,940	(26,861)
Accrued salaries, wages and benefits	2,039	(8,975)
Other assets and liabilities	4,310	(645)
Changes in operating assets and liabilities, net	$83,244	$(77,444)

During the fiscal year ended January 3, 2025, the increase in operating assets and liabilities was $83 million, which was primarily driven by decreases in contract assets and increases in contract liabilities and accrued expenses. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

The impact on net cash flows from operations in the fiscal years ended January 3, 2025 and December 29, 2023 from Legacy Loss Projects was cash proceeds of approximately $42 million in part due to settlements on claims during the year and cash used of $65 million, respectively.

Investing Activities

For the fiscal year ended January 3, 2025, net cash provided by investing activities was $15 million, which was primarily driven by proceeds from the sale of assets of $32 million, partially offset by purchases of property, plant and equipment of $10 million and contributions to unconsolidated joint ventures of $6 million.

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

Financing Activities

For the fiscal year ended January 3, 2025, net cash used in financing activities was $22 million, which primarily consisted of net repayments to credit facilities of $20 million and $2 million of debt issuance costs incurred for the Credit Agreement and associated amendment entered into during the second and third quarters of 2024.

For the fiscal year ended December 29, 2023, net cash provided by financing activities was $48 million, which primarily consisted of net proceeds from the Revolving Credit Facility borrowings of $30 million and IPO proceeds of $25 million, partially offset by payments of IPO costs of $6 million.

Letters of Credit

We obtain standby letters of credit as required from time to time by our insurance carriers. The Company did not have any letters of credit outstanding as of January 3, 2025 or December 29, 2023.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments through the fiscal years ending December 28, 2029 of approximately $7 million, $5 million, $4 million, $4 million and $3 million, respectively, and approximately $3 million in the aggregate thereafter based on balances outstanding as of January 3, 2025. See Note 10 - Leases, of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Backlog

Our backlog consists of the remaining unearned revenue on awarded contracts, including our pro-rata share of work to be performed by unconsolidated joint ventures, less the joint venture partners’ pro-rata share of work to be performed by consolidated joint ventures. We include in backlog estimates of the amount of consideration to be received, including bonuses, awards, incentive fees, fixed-price awards, claims, unpriced change orders, penalties, minimum customer commitments on cost-plus arrangements, liquidated damages and certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts. As construction on our contracts progresses, we increase or decrease backlog to take account of changes in estimated quantities under fixed-price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenue and costs, including completion penalties and bonuses. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer.

As of January 3, 2025, we had a backlog of projects of approximately $822 million, with over half of that amount comprised of water projects. We believe we have the ability to self-perform many of these projects, enabling us to compete for complex projects and differentiating us from many of our competitors. Self-performance also enables us to better control the critical aspects of our projects, reducing the risk of cost and schedule overruns.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
January 3, 2025
Backlog by customer type:
State and local agencies	71%
Federal agencies	13%
Private owners	16%
Total backlog	100%

As of
January 3, 2025
Backlog by contract type:
Fixed-price	85%
Cost reimbursable	15%
Total backlog	100%

As of
January 3, 2025
Estimated backlog recognized:
0 to 24 months	84%
25 to 36 months	7%
Beyond 36 months	9%
Total backlog	100%

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

Determination of the contract price is dependent upon a number of factors, including the accuracy of a variety of estimates made at the consolidated balance sheet date, such as estimated costs at completion. Additionally, the Company is required to make estimates for the amount of consideration to be received, including variable compensation such as bonuses, awards, incentive fees, claims, unapproved change orders, unpriced change orders, penalties, and liquidated damages. The Company’s estimates of variable consideration and determination of whether to include such amounts in the contract price are based largely on the Company’s assessment of legal enforceability, anticipated performance, and any other information (historical and forecasted) that is reasonably available to the Company. Management continuously monitors factors that may affect the quality of its estimates and makes adjustments accordingly.

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

Consolidated Financial Statements of the Company

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets as of January 3, 2025 and December 29, 2023
Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2025 and December 29, 2023
Consolidated Statements of Stockholders’ (Deficit) Equity for the Fiscal Years Ended January 3, 2025 and December 29, 2023
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2025 and December 29, 2023
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Shimmick Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shimmick Corporation and subsidiaries (the "Company") as of January 3, 2025 and December 29, 2023, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows, for each of the two fiscal years in the period ended January 3, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2025 and December 29, 2023, and the results of its operations and its cash flows for each of the two fiscal years in the period ended January 3, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

March 20, 2025

We have served as the Company's auditor since 2022.

Shimmick Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	January 3,	December 29,
	2025	2023
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33,730	$62,939
Restricted cash	2,065	971
Accounts receivable, net	42,988	54,178
Contract assets, current	46,603	125,943
Prepaids and other current assets	15,614	13,427

TOTAL CURRENT ASSETS	141,000	257,458

Property, plant and equipment, net	19,132	46,373
Intangible assets, net	6,667	9,244
Contract assets, non-current	23,517	48,316
Lease right-of-use assets	24,232	23,855
Investment in unconsolidated joint ventures	19,016	21,283
Deferred tax assets	—	17,252
Other assets	300	2,871

TOTAL ASSETS	$233,864	$426,652

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$46,475	$81,589
Contract liabilities, current	102,524	115,785
Accrued salaries, wages and benefits	28,950	26,911
Accrued expenses	38,556	33,897
Other current liabilities	13,759	13,071

TOTAL CURRENT LIABILITIES	230,264	271,253

Long-term debt, net	9,478	29,627
Lease liabilities, non-current	15,987	15,045
Contract liabilities, non-current	113	3,215
Contingent consideration	4,686	15,488
Deferred tax liabilities	—	17,252
Other liabilities	8,010	4,282

TOTAL LIABILITIES	268,538	356,162

Commitments and Contingencies (Note 12)

STOCKHOLDERS' (DEFICIT) EQUITY
Common stock, $0.01 par value, 100,000,000 shares authorized as of January 3, 2025 and December 29, 2023; 34,271,214 and 25,493,877 shares issued and outstanding as of January 3, 2025 and December 29, 2023, respectively	343	255
Additional paid-in-capital	43,353	24,445
Retained (deficit) earnings	(78,211)	46,537
Non-controlling interests	(159)	(747)

TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(34,674)	70,490

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$233,864	$426,652

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 3,	December 29,
	2025	2023
Revenue	$480,236	$632,806
Cost of revenue	535,885	610,434
Gross margin	(55,649)	22,372
Selling, general and administrative expenses	63,966	64,125
ERP pre-implementation asset impairment and associated costs	15,708	—
Total operating expenses	79,674	64,125
Equity in (loss) earnings of unconsolidated joint ventures	(4,728)	10,354
Gain on sale of assets	20,725	31,834
(Loss) income from operations	(119,326)	435
Interest expense	5,426	2,284
Other expense, net	959	437
Net loss before income tax	(125,711)	(2,286)
Income tax benefit	963	—
Net loss	(124,748)	(2,286)
Net income attributable to non-controlling interests	—	260
Net loss attributable to Shimmick Corporation	$(124,748)	$(2,546)
Net loss attributable to Shimmick Corporation per common share
Basic	$(4.10)	$(0.11)
Diluted	$(4.10)	$(0.11)

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Stockholders' (Deficit) Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	(Deficit) Earnings	Interests	(Deficit) Equity
Balance as of December 30, 2022	21,908,800	$219	$3,341	$49,083	$(1,048)	$51,595
Net (loss) income	—	—	—	(2,546)	260	(2,286)
Initial Public Offering, net of costs	3,575,000	36	19,029	—	—	19,065
Exercise of stock options	10,077	—	13	—	—	13
Stock-based compensation	—	—	2,062	—	—	2,062
Contributions from non-controlling interests	—	—	—	—	301	301
Distributions to non-controlling interests	—	—	—	—	(260)	(260)
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	(Deficit) Earnings	Interests	(Deficit) Equity
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(124,748)	—	(124,748)
Issuance of common stock	8,777,337	88	12,778	—	—	12,866
Stock-based compensation	—	—	6,130	—	—	6,130
Contributions from non-controlling interests	—	—	—	—	762	762
Distributions to non-controlling interests	—	—	—	—	(174)	(174)
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	January 3,	December 29,
	2025	2023
Cash Flows From Operating Activities
Net loss	$(124,748)	$(2,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,130	2,062
Depreciation and amortization	15,132	17,121
Equity in loss (earnings) of unconsolidated joint ventures	4,728	(10,354)
Return on investment in unconsolidated joint ventures	694	14,682
ERP pre-implementation asset impairment	10,428	—
Gain on sale of assets	(20,725)	(31,834)
Other, net	3,858	(47)
Changes in operating assets and liabilities:
Accounts receivable, net	11,190	2,251
Due from unconsolidated joint ventures	—	313
Contract assets	104,139	(9,334)
Accounts payable	(35,114)	13,747
Contract liabilities	(13,260)	(47,940)
Accrued expenses	9,940	(26,861)
Accrued salaries, wages and benefits	2,039	(8,975)
Other assets and liabilities	4,310	(645)
Net cash used in operating activities	(21,259)	(88,100)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(10,477)	(7,042)
Proceeds from sale of assets	31,774	35,975
Unconsolidated joint venture equity contributions	(6,460)	(23,170)
Return of investment in unconsolidated joint ventures	204	16,287
Net cash provided by investing activities	15,041	22,050
Cash Flows From Financing Activities
Net borrowings on Credit Agreement	9,496	—
Net (repayments of) borrowings on Revolving Credit Facility	(29,915)	29,915
Proceeds from IPO	—	25,025
Payments of IPO costs	—	(5,961)
Other, net	(1,478)	(1,104)
Net cash (used in) provided by financing activities	(21,897)	47,875
Net decrease in cash, cash equivalents and restricted cash	(28,115)	(18,175)
Cash, cash equivalents and restricted cash, beginning of period	63,910	82,085
Cash, cash equivalents and restricted cash, end of period	$35,795	$63,910
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$33,730	$62,939
Restricted cash	2,065	971
Total cash, cash equivalents and restricted cash	$35,795	$63,910

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Notes to the Consolidated Financial Statements

Note 1. Business and Organization

Shimmick Corporation (“Shimmick”, “we”, “our”, “us”, “its” or the “Company”) was founded in 1990 in California and operated as a regional infrastructure construction contractor throughout California for nearly 30 years. In 2017, AECOM acquired Shimmick and consolidated it with its existing construction services, which included former legacy construction operations from Morrison Knudsen, Washington Group International, and others. In January 2021, we consummated the AECOM Sale Transaction and began operating as an independent company under new private ownership (the "AECOM Sale Transaction").

The accompanying consolidated financial statements include the accounts of Shimmick Corporation and its subsidiaries, unless otherwise indicated.

On November 16, 2023, Shimmick completed its initial public offering of 3,575,000 shares of common stock at a price to the public of $7.00 per share (the "IPO"). The net proceeds to Shimmick from the IPO were approximately $19 million after deducting underwriting discounts and commissions and other offering expenses of $6 million. Shimmick’s common stock began trading on November 14, 2023 and is currently listed for trading on the Nasdaq Capital Market under the symbol "SHIM".

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

Change in Presentation

Certain prior period balances in the consolidated statements of operations and statements of cash flows and accompanying notes have been combined or rounded to conform to current period presentation. These changes had no impact on net loss, cash flows, assets and liabilities, or (deficit) equity previously reported.

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

Fiscal Year

The Company’s fiscal years consist of 52 or 53 weeks, ending on the Friday closest to December 31. Fiscal year 2024 commenced on December 30, 2023 and ended on January 3, 2025. Fiscal year 2023 commenced on December 31, 2022 and ended on December 29, 2023.

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

There are no ongoing audits or material adjustments related to noncompliance required. The Company is in compliance with all federal and state regulations and is not aware of any material adjustments as of the consolidated balance sheet dates.

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

Cash and cash equivalents as of January 3, 2025 and December 29, 2023, include $2 million and $1 million, respectively, held by consolidated joint ventures that may not be distributed or used for certain other payments prescribed in the joint venture agreement without consent of the joint venture partners. These balances are presented as restricted cash within the consolidated balance sheets.

Accounts Receivable and Allowance for Credit Losses

The Company records its accounts receivable net of an allowance for credit losses. This allowance for credit losses is estimated based on management’s evaluation of the contracts involved and the client’s ability and willingness to pay. Allowances for credit losses have been determined through specific identification of amounts considered to be uncollectible and potential write-offs, plus a non-specific allowance for other amounts for which some potential loss has been determined to be probable as of the consolidated balance sheet date based on current and past experience.

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

Property, plant and equipment to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The carrying amount of an asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For property, plant and equipment assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. Other than the enterprise resource planning (ERP) system impairment discussed in Note 5 - Property, Plant and Equipment and Intangible Assets, there was no impairment to property, plant and equipment for the fiscal years ended January 3, 2025 and December 29, 2023.

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

The Company considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment. There was no impairment to intangible assets for the fiscal years ended January 3, 2025 and December 29, 2023.

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

Other than the contingent consideration, there were no assets and liabilities measured at fair value on a recurring basis as of January 3, 2025 or December 29, 2023.

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

Reportable Segment Information

The Company is organized and operates as one operating and reportable segment: infrastructure solutions. All of the Company's revenue comes from customers in the United States.

This determination is based on the management approach which designates internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses net income, as reported in our consolidated statements of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our consolidated balance sheets as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the consolidated statements of operations.

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

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to expand the breadth and frequency of segment disclosures to include additional information about significant segment expenses, the chief operating decision maker (CODM) and other items, and also requires the annual disclosures on an interim basis. This guidance is effective for annual periods beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2023-07 as of January 3, 2025 with no significant impact on its consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose additional information about certain expenses in the notes to financial statements, enhancing transparency and providing more detailed insights for investors and other stakeholders. This guidance is effective for annual periods beginning after December 15, 2026, and quarterly periods thereafter. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and related disclosures.

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Fiscal Year Ended
	January 3,	December 29,
(In thousands)	2025	2023
Fixed-price	$442,243	$567,224
Cost reimbursable	36,070	57,063
Equipment and labor	1,923	8,519
Total revenue	$480,236	$632,806

Projects started after prior ownership ("Shimmick Projects") have focused on water infrastructure and other critical infrastructure. Projects that started under prior ownership are referred to as "Legacy Projects". Projects that focus on foundation drilling are referred to as "Foundations Projects".

The following table presents the Company’s revenue disaggregated by Shimmick Projects, Foundations Projects and Legacy Projects:

	Fiscal Year Ended
	January 3,	December 29,
(In thousands)	2025	2023
Shimmick Projects	$355,683	$386,491
Legacy Projects	93,226	198,509
Foundations Projects	31,327	47,806
Total revenue	$480,236	$632,806

Remaining performance obligations

The Company had $767 million of remaining performance obligations yet to be satisfied as of January 3, 2025. Our remaining performance obligations have a weighted average life of 1.9 years as of January 3, 2025.

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

	January 3,	December 29,
	2025	2023	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$46,603	$125,943	$(79,340)
Retainage receivable	23,517	48,316	(24,799)
Total contract assets	70,120	174,259	(104,139)

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(50,490)	(48,841)	(1,649)
Forward loss reserve	(52,147)	(70,159)	18,012
Total contract liabilities	(102,637)	(119,000)	16,363
Net	$(32,517)	$55,259	$(87,776)

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. These assets and liabilities are reported in the consolidated balance sheets within “Contract assets, current,” “Contract assets, non-current,” “Contract liabilities, current" and “Contract liabilities, non-current." A certain portion of our retainage receivable contract asset balance is non-current, and therefore is not presented on a net basis against the associated contract liabilities that are current. Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings.

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $45 million during the fiscal year ended January 3, 2025 that was included in contract liabilities as of December 29, 2023.

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

	January 3,	December 29,
	2025	2023
(In thousands)
Total accounts receivable, gross	$43,942	$55,202
Allowance for doubtful accounts	(954)	(1,024)
Accounts receivable, net	$42,988	$54,178

Substantially all contract assets as of January 3, 2025 and December 29, 2023 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

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

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of January 3, 2025
Customer one	40.6%
Customer two	20.2%

As of December 29, 2023
Customer one	32.5%
Customer two	21.7%

Significant Customers as a Percentage of Revenue
Fiscal Year Ended January 3, 2025
Customer one	17.1%
Customer two	15.4%
Customer three	10.2%
Customer four	10.1%

Fiscal Year Ended December 29, 2023
Customer one	16.7%
Customer two	14.5%
Customer three	12.9%

Revisions in Estimates

Changes in contract estimates resulted in net decreases in gross margin of $63 million for the fiscal year ended January 3, 2025, primarily due to settlements of claims on two large projects and increased forecasted costs to complete on loss projects.

Changes in contract estimates resulted in net decreases in gross margin of $10 million for the fiscal year ended December 29, 2023, primarily due to increased forecasted costs to complete and an agreed upon contract settlement lower than previously estimated, partially offset by increases in gross margin on an outstanding claim.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	January 3,	December 29,
	2025	2023
(In thousands)
Current assets	$11,063	$34,071
Non-current assets	-	8,971
Total assets	11,063	43,042
Current liabilities	63,512	59,602
Non-current liabilities	2,433	2,013
Total liabilities	$65,945	$61,615

	Fiscal Year Ended
	January 3,	December 29,
	2025	2023
(In thousands)
Revenue	$49,454	$23,599

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	January 3,	December 29,
	2025	2023
(In thousands)
Current assets	$60,738	$74,498
Non-current assets	9,573	14,333
Total assets	70,311	88,831
Current liabilities	28,351	42,817
Total liabilities	$28,351	$42,817

	Fiscal Year Ended
	January 3,	December 29,
	2025	2023
(In thousands)
Revenue	$58,249	$80,727
Cost of revenue	77,003	64,793
Gross margin	(18,754)	15,934
Other expense	2,500	-
Net (loss) income	$(21,254)	$15,934

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Fiscal Year Ended
	January 3,	December 29,
	2025	2023
(In thousands)
Revenue	$2,625	$3,415

Amounts included in the consolidated balance sheets related to services provided to unconsolidated joint ventures for the years ended January 3, 2025 and December 29, 2023 are as follows:

	January 3,	December 29,
	2025	2023
(In thousands)
Accounts receivable, net	$2,098	$2,092

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of January 3, 2025 and December 29, 2023:

	January 3, 2025	December 29, 2023
(In thousands)
Building and land	$171	$4,002
Machinery, equipment, and vehicles	51,227	70,250
Office furniture and equipment	6,876	9,324
Property, plant and equipment, gross	58,274	83,576
Accumulated depreciation	(39,142)	(37,203)
Property, plant and equipment, net	$19,132	$46,373

	Fiscal Year Ended
	January 3,	December 29,
	2025	2023
(In thousands)
Depreciation expense	$12,276	$14,338

Depreciation is recorded within cost of revenue and selling, general and administrative expenses and is calculated using the straight-line method over the estimated useful lives of the assets, or in the case of leasehold improvements and capitalized leases, the lesser of the remaining term of the lease or its estimated useful life.

During the fiscal year ended January 3, 2025, Shimmick completed the sale-leaseback of the Company's equipment yard in Tracy, California. The agreement consummated the sale of the equipment yard for $20.5 million and allows us to continue using the property pursuant to a separately executed seven-year lease. The Company received net proceeds of $17 million, after adjustments for prepaid rent through February 2026 and related closing costs, which were used to repay borrowings under the Revolving Credit Facility. As a result of the sale, the Company recorded a gain of $17 million in gain on sale of assets within the consolidated statements of operations.

During the fiscal year ended January 3, 2025, Shimmick made the strategic decision to enhance the Company’s current ERP system rather than implementing a new platform which, due to prior capitalized pre-implementation costs and remaining contractual obligations of $5 million included in accrued expenses in the accompanying consolidated balance sheets, resulted in a charge of $16 million recorded in the fiscal year ended January 3, 2025.

The following tables present the Company’s finite-lived intangible assets, including the weighted- average useful lives for each major intangible asset category and in total:

	January 3, 2025
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	3	$10,600	$(6,057)	$4,543
Customer contracts	2	6,373	(4,249)	2,124
Total		$16,973	$(10,306)	$6,667

	December 29, 2023
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	4	$10,600	$(4,543)	$6,057
Customer contracts	3	6,527	(3,340)	3,187
Total		$17,127	$(7,883)	$9,244

Amortization of intangibles was $3 million for each of the fiscal years ended January 3, 2025 and December 29, 2023 and is recorded in selling, general and administrative expenses within the consolidated statements of operations. The Company’s estimated aggregate remaining amortization is as follows:

Amortization
Expense
(In thousands)
2025	$2,577
2026	2,577
2027	1,513
Total	$6,667

Note 6. Debt

Total debt outstanding is presented on the consolidated balance sheets as follows:

(In thousands)	January 3, 2025	December 29, 2023
Credit Agreement	$11,503	$—
Revolving Credit Facility	—	29,914
Unamortized debt issuance costs	(2,025)	(287)
Long-term debt, net	$9,478	$29,627

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility has been subsequently amended, most recently on September 25, 2024. As amended, the Revolving Credit Facility provides for a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR, subject to a 1.0% floor, plus 5.50%. Further, the Revolving Credit Facility is subject to an annual collateral management fee of 0.50% and an annual unused line fee of 0.50%. The Revolving Credit Facility includes certain financial operating covenants, including a minimum liquidity requirement of $7.5 million. We are not aware of any instances of noncompliance with the key financial covenants as of January 3, 2025. The Revolving Credit Facility was terminated on March 13, 2025 upon execution of the ACF Credit Agreement (as defined below).

During the fiscal year ended January 3, 2025, we repaid $30 million of the amount outstanding under the Revolving Credit Facility and paid $2 million in cash interest.

Credit Agreement

On May 20, 2024, we, as guarantor, and our wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was subsequently amended on September 25, 2024, January 30, 2025 and March 12, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to one month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability. During the fiscal year ended January 3, 2025, the Company paid $0.3 million in cash interest and accrued $2 million in non-cash payment-in-kind interest.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by us and secured by a lien on substantially all of our and the Borrowers' assets.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the first quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. Subsequent to January 3, 2025, the Company was not in compliance with a non-financial covenant regarding entering into material non-bonded contracts as set forth in the Credit Agreement. As of January 3, 2025 and following the March 12, 2025 amendment, we are not aware of any instances of noncompliance with non-financial or financial covenants. As of January 3, 2025, $9 million was outstanding under the Credit Agreement.

The transactions with AECOM also included a mutual release and settlement of certain claims with AECOM and a corresponding agreement to issue 7,745,000 shares of our common shares to AECOM. 5,144,622 of the common shares were issued on May 20, 2024 and issuance of the remaining 2,600,378 shares was completed following stockholder approval on June 26, 2024. Of the total common shares issued, 1,036,949 were held in escrow which resulted in an AECOM voting interest of 19.6% as of January 3, 2025. The Company recognized a loss of $1 million in other expense, net within the consolidated statements of operations as a result of the share issuance which represented the excess of the $13 million fair market value of the common shares at the time of issuance over the $12 million carrying value of the contingent consideration liabilities settled with AECOM.

ACF Credit Agreement

On March 12, 2025, we entered into a Credit Agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR, subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement.

Note 7. Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	January 3, 2025	December 29, 2023
(In thousands)
Current taxes:
Federal	$(720)	$—
State	(243)	—
Total current taxes	(963)	—
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—	—
Provision for income taxes	$(963)	$—

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax benefit are summarized as follows:

	Fiscal Year Ended
	January 3, 2025	December 29, 2023
(In thousands)
Expected income tax benefit at federal statutory rate	$(26,399)	$(480)
State income taxes, net of federal income tax benefit	(8,031)	27
Return to provision true-up	2,150	1,774
Permanent items	60	562
Change in valuation allowance	30,016	5,248
Other	(963)	—
State rate change	2,204	(7,131)
Reported provision for income taxes	$(963)	$—
Effective tax rate	0.8%	0%

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	January 3, 2025	December 29, 2023
(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$(640)	$(10,598)
Right-of-use asset	(6,640)	(6,654)
Total deferred tax liabilities	$(7,280)	$(17,252)
Deferred tax assets:
Intangible assets	$30,317	$34,457
Contract loss reserve	7,854	11,143
Investment in partnerships	22,770	16,453
Lease liability	6,181	6,586
Stock compensation	3,083	1,428
Accrued expenses and reserves	7,814	5,895
Section 382 limitation	45,587	39,622
Net operating loss carryforwards	51,777	24,629
Other deferred tax assets	2,173	715
Total deferred tax assets	$177,556	$140,928
Net deferred tax assets before valuation allowance	$170,276	$123,676
Less: Valuation allowance	(170,276)	(123,676)
Net deferred tax assets	$—	$—

As of January 3, 2025 and December 29, 2023, gross deferred tax assets were $178 million and $141 million, respectively. The Company has recorded a valuation allowance of $170 million and $124 million as of January 3, 2025 and December 29, 2023, respectively. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry- back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. The $46 million increase in the valuation allowance is attributed to the full valuation allowance being recorded on all increases in deferred tax assets in the current period.

The Company recognizes interest and penalties related to tax matters as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

At January 3, 2025, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $189 million and $188 million, respectively. The U.S. federal NOL carryforward does not expire and can be carried forward indefinitely, but can only offset up to 80% of taxable income in future years. The state NOL carryforwards have both indefinite and limited carryforward periods, depending on state jurisdictions, and expire beginning in 2036 through 2043. At January 3, 2025, the Company had a full valuation allowance related to the tax-effected amount of these net operating losses. The Company had no unrecognized tax benefits recorded at January 3, 2025.

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

On November 13, 2023, the Company’s Board approved the Shimmick Corporation 2023 Equity Incentive Plan (the “2023 Omnibus Incentive Plan”). The maximum aggregate number of shares of Common Stock available is 3,729,149 under the 2023 Omnibus Incentive Plan (equal to ten percent (10%) of the Company’s Common Stock outstanding immediately following the completion of the Company’s IPO on November 16, 2023 plus (ii) the reserved and authorized shares for awards under the Company’s 2021 Stock Plan that were not granted as of November 13, 2023). The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Omnibus Incentive Plan automatically increases annually on the first day of each fiscal year, beginning with the 2024 fiscal year in an amount equal to five percent (5%) of Common Stock outstanding on the last day of the immediately preceding fiscal year unless the plan administration determines that a lesser amount should instead be issued. The shares reserved under the 2023 Omnibus Incentive Plan are for issuance of incentive instruments, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and other share-based awards.

Total compensation expense related to stock-based grants was $6 million and $2 million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding as of January 3, 2025 and December 29, 2023 was $6 million and $3 million, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 0.9 years and 1.3 years, respectively.

For the fiscal year ended January 3, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of December 29, 2023	4,137,183	$1.26	$—	7.6
Exercised	(416,057)	1.26	0.66	—
Forfeited & expired	(383,976)	1.26	0.66	—
Outstanding as of January 3, 2025	3,337,150	1.26	0.66	6.3
Exercisable as of January 3, 2025	2,983,056	$1.26	$0.66	6.3

The following table summarizes the activities for unvested Shimmick restricted stock units for the fiscal year ended January 3, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of December 29, 2023	576,714	$6.49
Awarded	2,497,630	2.51
Forfeited	(61,656)	6.32
Outstanding as of January 3, 2025	3,012,688	2.88
Ended vested as of January 3, 2025	395,578	5.25
Ended unvested as of January 3, 2025	2,617,110	$2.88

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 3.3 million and 4.1 million employee stock options as of January 3, 2025 and December 29, 2023, respectively, and 3.0 million and 0.6 million restricted stock units as of January 3, 2025 and December 29, 2023, respectively, were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation. The computation of basic and diluted EPS is as follows:

	Fiscal Year Ended
(In thousands, except per share data)	January 3, 2025	December 29, 2023
Numerator:
Net loss attributable to Shimmick Corporation	$(124,748)	$(2,546)
Numerator for basic and diluted EPS	$(124,748)	$(2,546)

Denominator:
Denominator for basic EPS - weighted average shares	30,406	22,356
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	30,406	22,356
Basic EPS	$(4.10)	$(0.11)
Diluted EPS	$(4.10)	$(0.11)

Note 10. Leases

Lease expenses recorded within the consolidated statements of operations are comprised as follows:

	Fiscal Year Ended
(In thousands)	January 3, 2025	December 29, 2023
Operating lease cost
Cost of revenue	$10,194	$11,351
Selling, general and administrative expenses	1,105	1,210
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	287	282
Interest on lease liabilities	20	50
Short-term lease cost	464	594
Total lease cost	$12,070	$13,487

Additional consolidated balance sheets information related to leases is as follows:

	Balance Sheet	January 3,	December 29,
(In thousands)	Classification	2025	2023
Assets:
Operating lease assets	Lease right-of-use assets	$24,232	$23,568
Finance lease assets	Lease right-of-use assets	—	287
Total lease assets		$24,232	$23,855

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$6,571	$8,247
Finance lease liabilities	Other current liabilities	—	317
Total current lease liabilities		$6,571	$8,564

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$15,987	$15,017
Finance lease liabilities	Lease liabilities, non-current	—	28
Total non-current lease liabilities		$15,987	$15,045

Weighted average remaining lease term information related to leases is as follows:

	January 3,	December 29,
	2025	2023
Weighted average remaining lease term (in years):
Operating leases	4.3	3.4
Finance leases	—	1.1
Weighted average discount rate:
Operating leases	6.9%	6.3%
Finance leases	—	9.9%

Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
	January 3,	December 29,
(In thousands)	2025	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,157	$11,070
Financing cash flows from finance leases	$317	$303
Right-of-use assets obtained in exchange for new operating leases	$11,862	$13,215

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

Operating
Year	Leases
(In thousands)
2025	$7,360
2026	5,422
2027	3,966
2028	3,984
2029	2,846
Thereafter	3,081
Total lease payments	26,659
Amounts representing interest	(4,101)
Total lease liabilities	$22,558

Note 11. Employee Retirement Plans

Defined Contribution Profit Sharing Plan

The Company sponsors a defined contribution profit sharing plan covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code.

The Company made matching contributions of $2 million for each of the fiscal years ended January 3, 2025 and December 29, 2023.

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $11 million and $15 million for the fiscal years ended January 3, 2025 and December 29, 2023, respectively.

Our participation in significant plans for the fiscal years ended January 3, 2025 and December 29, 2023 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are generally less than 80% funded, and plans in the green zone are generally at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.

		Pension Protection Act Zone Status			Company Contributions Fiscal Year Ended (in thousands)
Pension Fund	EIN/Pension Plan Number	January 3, 2025	December 29, 2023	FIP/RP Status Pending or Implemented	January 3, 2025	December 29, 2023	Surcharge Imposed
Pension Trust Fund for the Operating Engineers	94-6090764	Green	Green	NA	$1,154	$1,852	No
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048	Yellow	Yellow	NA	1,074	1,722	No
Carpenters Pension Trust Fund for Northern CA	94-6050970	Red	Red	Implemented	1,049	1,454	No
Laborers Pension Trust Fund for Northern CA	94-6277608	Green	Green	NA	802	1,366	No
California Ironworkers Field Pension Fund	95-6042866	Green	Green	NA	735	1,112	No
Operating Engineers Trust Fund	95-6032478	Green	Green	NA	730	823	No
Ironworkers District Council of TN Valley & Vicinity Welfare Pension and Annuity Plans	62-6098036	Described below(1)	Described below(1)	NA	649	882	No
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Described below(1)	Described below(1)	NA	614	1,006	No
Construction Laborers Pension Trust for Southern California	43-6159056	Green	Green	NA	602	566	No
Southwest Carpenters Pension Fund	95-6042875	Green	Green	NA	588	619	No
San Diego County Construction Laborers Pension Trust Fund	95-6090541	Green	Green	NA	469	580	No
San Diego Electrical Pension Plan	95-6101801	Yellow	Yellow	NA	423	268	No
Southern California IBEW-NECA Pension Trust Fund	95-6392774	Yellow	Yellow	NA	384	497	No
San Diego County Cement Masons Pension Plan	95-6267660	Yellow	Yellow	NA	201	209	No
IBEW Local 595 Pension Plan	94-6279541	Green	Green	NA	47	297	No
		Contributions to other multiemployer plans			1,129	1,401
			Total contributions made		$10,650	$14,654

(1) For the plans noted above, we have not received a funding notification that covers the fiscal year presented during the preparation of the consolidated financial statements. Under Federal pension law, if a multiemployer pension plan is determined to be in critical or endangered status, the plan must provide notice of this status to participants, beneficiaries, the bargaining parties, the Pension Benefit Guaranty Corporation, and the Department of Labor. The Company has also observed that these plans have not submitted any Critical or Endangered Status Notices to the Department of Labor for calendar years that the Company has not received notification. The Critical or Endangered Status Notices can be accessed at https://www.dol.gov/agencies/ebsa/about-ebsa/our-activities/public-disclosure/critical-status-notices

The Company is not aware of any significant future obligations or funding requirements related to these plans other than the ongoing contributions that are paid as hours are worked by plan participants.

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of January 3, 2025 and December 29, 2023, and believes that the ultimate resolution of such matters will not materially affect the Company's consolidated financial position, results of operations, or cash flows. The Company has recorded contingent consideration as of January 3, 2025 and December 29, 2023 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of January 3, 2025 or December 29, 2023.

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

Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that as of January 3, 2025, and December 29, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

We identified material weaknesses in our internal control over financial reporting, which relate to the design and operation of internal control over financial reporting, including the lack of formal and effective controls over certain financial statement account balances, and lack of effective controls over the COSO principles including control environment, risk assessment, control activities, information and communications and monitoring as of January 3, 2025 and December 29, 2023.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last twenty-seven months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls associated with estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

However, given the limited number of quarters since implementing the remediation plan, such remediation has not been fully tested. Material weaknesses cannot be considered fully remediated until the existing controls have been in place and operating for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls. We continue to evaluate the controls that we have implemented and conduct such testing that is necessary to conclude on the operating effectiveness of the controls. We have also engaged a third-party advisory firm to evaluate the design and operating effectiveness of internal control over financial reporting as part of our remediation plan. Additional remediation may be necessary as we continue to monitor and evaluate the effectiveness of controls implemented to date.

Changes in Internal Control Over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended January 3, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended January 3, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our 2024 fiscal year end.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our 2024 fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than with respect to the information relating to our equity compensation plans, the information required by this item is incorporated by reference from our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our 2024 fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our 2024 fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed within 120 days of our 2024 fiscal year end.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements of the Company

The following financial statements and supplementary data are filed as a part of this report under “Item 8—Financial Statements and Supplementary Data.” in this Annual Report on Form 10-K:

Consolidated Financial Statements of the Company

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets as of January 3, 2025 and December 29, 2023
Consolidated Statements of Operations for the Fiscal Years Ended January 3, 2025 and December 29, 2023
Consolidated Statements of Stockholders’ (Deficit) Equity for the Fiscal Years Ended January 3, 2025 and December 29, 2023
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 3, 2025 and December 29, 2023
Notes to Consolidated Financial Statements

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Shimmick Corporation (incorporated by reference to Exhibit 3.1 of Shimmick Corporation’s Current Report on Form 8-K filed on November 16, 2023).
3.2	Amended and Restated Bylaws of Shimmick Corporation (incorporated by reference to Exhibit 3.2 of Shimmick Corporation’s Current Report on Form 8-K filed on November 16, 2023).
4.1	Description of Securities (incorporated by reference to Exhibit 4.1 of Shimmick Corporation’s Annual Report on Form 10-K filed on March 28, 2024).
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

10.8

Amendment No. 3 to Credit, Security and Guaranty Agreement, dated May 20, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, SCCI National Holdings, Inc., MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.4 of Shimmick Corporation’s Current Report on Form 8-K filed on May 20, 2024).

10.9

Amendment No. 4 to Credit, Security and Guaranty Agreement, dated August 14, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, SCCI National Holdings, Inc., MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.5 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on August 16, 2024).

10.10

Amendment No. 5 to Credit, Security and Guaranty Agreement, dated September 25, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, SCCI National Holdings, Inc., MidCap Funding IV Trust and other parties thereto (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Current Report on Form 8-K filed on September 26, 2024).

10.11+

Credit, Security and Guaranty Agreement, dated May 20, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Current Report on Form 8-K filed on May 20, 2024).

10.12

Amendment No. 1 to Credit, Security and Guaranty Agreement, dated September 25, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on September 26, 2024).

10.13#

Separation Agreement, by and between Shimmick Corporation and Devin J. Nordhagen, dated June 20, 2024 (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Current Report on Form 8-K filed on June 21, 2024).

10.14#

Retention Letter, by and between Shimmick Corporation and Amanda Mobley, dated June 21, 2024 (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on June 21, 2024).

10.15#

Employment and Transition Agreement, between Shimmick Corporation and Steven E. Richards, dated November 12, 2024 (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on November 18, 2024).

10.16#

Offer Letter, between Shimmick Corporation and Ural Yal, dated November 12, 2024 (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on November 18, 2024).

10.17	Side Letter, dated May 20, 2024, between Shimmick Corporation and AECOM (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on May 20, 2024).
10.18

Share Issuance Agreement, dated May 20, 2024, between Shimmick Corporation and AECOM (incorporated by reference to Exhibit 10.3 of Shimmick Corporation’s Current Report on Form 8-K filed on May 20, 2024).

10.19

Settlement Agreement, dated August 8, 2024, between Shimmick Corporation and United States Army Corps of Engineers (incorporated by reference to Exhibit 10.3 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on August 16, 2024).

10.20

Amendment No. 1 to Standard Offer Agreement for Purchase of Real Estate, dated August 9, 2024, between Shimmick Corporation and Alterra IOS Acquisitions III, LLC (incorporated by reference to Exhibit 10.4 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on August 16, 2024).

10.21*

Amendment No. 2 to Credit, Security and Guaranty Agreement, dated January 30, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto

10.22*

Amendment No. 3 to Credit, Security and Guaranty Agreement, dated March 12, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto

10.23*

Credit, Security and Guaranty Agreement, dated March 12, 2025, by and among Shimmick Corporation, Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, AFC FINCO I LP and other parties thereto

19*	Insider Trading Policy
21.1*	List of Subsidiaries of Shimmick Corporation
23.1*	Consent of Deloitte and Touche LLP
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97 of Shimmick Corporation’s Annual Report on Form 10-K filed on March 28, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished, not filed

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

Company Name

Date: March 20, 2025	By:	/s/ Ural Yal
Ural Yal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ural Yal	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
Ural Yal

/s/ Amanda Mobley	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2025
Amanda Mobley

/s/ Mitchell B. Goldsteen	Executive Chairman	March 20, 2025
Mitchell B. Goldsteen

/s/ Joe Del Guercio	Director	March 20, 2025
Joe Del Guercio

/s/ Geoffrey E. Heekin	Director	March 20, 2025
Geoffrey E. Heekin

/s/ J. Brendan Herron	Director	March 20, 2025
J. Brendan Herron

/s/ Peter Kravitz	Director	March 20, 2025
Peter Kravitz

/s/ Steven E. Richards	Director	March 20, 2025
Steven E. Richards
/s/ Carolyn L. Trabuco	Director	March 20, 2025
Carolyn L. Trabuco