Form 10-Q
period 2025-04-04
Shimmick Corp
filed 2025-05-14
CIK 1887944

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2025

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

As of May 12, 2025, the registrant had 34,421,770 shares of Common Stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in the sections entitled “Forward Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025 ("Form 10-K") and those described from time to time in our future reports with the Securities and Exchange Commission (the "SEC") (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise. We believe these factors include, but are not limited to, the following:

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
•
marketplace competition,
•
our inability to obtain bonding
•
our limited operating history as an independent company following our separation from our prior owner,
•
our relationship and transactions with our prior owner,
•
our prior owner defaulting on its contractual obligations to us or under agreements in which we are beneficiary,
•
our limited number of customers,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
adjustments in our contact backlog,
•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
material impairments,
•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,

•
seasonality of our business,
•
pandemics and public health emergencies,
•
commodity products price fluctuations, inflation (and actions taken by monetary authorities in response to inflation) and/or elevated interest rates,
•
liabilities under environmental laws, compliance with immigration laws, and other regulatory matters, including changes in regulations and laws,
•
climate change
•
deterioration of the U.S. economy, and
•
changes in state and federal laws, regulations or policies under the current Presidential administration, including changes in trade policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential impact of retaliatory tariffs and other actions, and potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, as well as other legislation and executive orders related to governmental spending, and
•
geopolitical risks, including those related to the war between Russia and Ukraine, the conflict in the Gaza strip, and the conflict in the Red Sea region.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	April 4,	January 3,
	2025	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,302	$33,730
Restricted cash	2,778	2,065
Accounts receivable, net	45,993	42,988
Contract assets, current	60,111	46,603
Prepaids and other current assets	10,578	15,614

TOTAL CURRENT ASSETS	135,762	141,000

Property, plant and equipment, net	16,849	19,132
Intangible assets, net	6,023	6,667
Contract assets, non-current	25,872	23,517
Lease right-of-use assets	24,125	24,232
Investment in unconsolidated joint ventures	18,607	19,016
Other assets	439	300

TOTAL ASSETS	$227,677	$233,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$52,281	$46,475
Contract liabilities, current	84,757	102,524
Accrued salaries, wages and benefits	29,277	28,950
Accrued expenses	31,688	38,556
Other current liabilities	12,419	13,759

TOTAL CURRENT LIABILITIES	210,422	230,264

Long-term debt, net	31,398	9,478
Lease liabilities, non-current	16,349	15,987
Contract liabilities, non-current	115	113
Contingent consideration	4,877	4,686
Other liabilities	7,157	8,010

TOTAL LIABILITIES	270,318	268,538

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized as of April 4, 2025 and January 3, 2025; 34,331,514 and 34,271,214 shares issued and outstanding as of April 4, 2025 and January 3, 2025, respectively	344	343
Additional paid-in-capital	45,155	43,353
Retained deficit	(87,981)	(78,211)
Non-controlling interests	(159)	(159)

TOTAL STOCKHOLDERS' DEFICIT	(42,641)	(34,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$227,677	$233,864

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	April 4,	March 29,
	2025	2024
Revenue	$122,110	$120,043
Cost of revenue	117,414	135,903
Gross margin	4,696	(15,860)
Selling, general and administrative expenses	14,368	16,168
Total operating expenses	14,368	16,168
Equity in earnings of unconsolidated joint ventures	726	263
Gain (loss) on sale of assets	66	(26)
Loss from operations	(8,880)	(31,791)
Interest expense	1,000	897
Other (income) expense, net	(110)	646
Net loss before income tax	(9,770)	(33,334)
Income tax expense	—	—
Net loss	(9,770)	(33,334)
Net loss attributable to non-controlling interests	—	(1)
Net loss attributable to Shimmick Corporation	$(9,770)	$(33,333)
Net loss attributable to Shimmick Corporation per common share
Basic	$(0.28)	$(1.30)
Diluted	$(0.28)	$(1.30)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)
Net loss	—	—	—	(9,770)	—	(9,770)
Issuance of common stock related to stock-based awards	60,300	1	12	—	—	13
Stock-based compensation	—	—	1,790	—	—	1,790
Balance as of April 4, 2025	34,331,514	$344	$45,155	$(87,981)	$(159)	$(42,641)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(33,333)	(1)	(33,334)
Issuance of common stock related to stock-based awards	244,980	2	135	—	—	137
Stock-based compensation	—	—	998	—	—	998
Distributions to non-controlling interests	—	—	—	—	(173)	(173)
Balance as of March 29, 2024	25,738,857	$257	$25,578	$13,204	$(921)	$38,118

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	April 4,	March 29,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(9,770)	$(33,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,790	998
Depreciation and amortization	3,460	4,410
Equity in earnings of unconsolidated joint ventures	(726)	(263)
Return on investment in unconsolidated joint ventures	1,137	284
(Gain) loss on sale of assets	(66)	26
Other, net	(236)	279
Changes in operating assets and liabilities:
Accounts receivable, net	(3,005)	4,478
Contract assets	(15,863)	(8,475)
Accounts payable	5,806	(8,901)
Contract liabilities	(17,767)	(5,579)
Accrued salaries, wages and benefits	327	3,376
Accrued expenses	(6,869)	(492)
Other assets and liabilities	3,598	8,205
Net cash used in operating activities	(38,184)	(34,988)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(545)	(4,620)
Proceeds from sale of assets	107	199
Unconsolidated joint venture equity contributions	—	(2,980)
Net cash used in investing activities	(438)	(7,401)
Cash Flows From Financing Activities
Borrowings on credit and loan agreements	22,745	—
Net borrowings on Revolving Credit Facility	—	1,835
Other, net	(838)	4,883
Net cash provided by financing activities	21,907	6,718
Net decrease in cash, cash equivalents and restricted cash	(16,715)	(35,671)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$19,080	$28,239
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$16,302	$27,327
Restricted cash	2,778	912
Total cash, cash equivalents and restricted cash	$19,080	$28,239

See accompanying notes to the unaudited condensed consolidated financial statements.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three months ended April 4, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Change in Presentation

Certain prior period balances in the condensed consolidated balance sheets, statements of operations and statements of cash flows and accompanying notes have been combined, reclassified or rounded to conform to current period presentation. These changes had no impact on net loss, cash flows, assets and liabilities, or deficit previously reported.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation

Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose additional information about certain expenses in the notes to financial statements, enhancing transparency and providing more detailed insights for investors and other stakeholders. This guidance is effective for annual periods beginning after December 15, 2026, and quarterly periods thereafter. The Company is currently evaluating the effects adoption of this guidance will have on the condensed consolidated financial statements and related disclosures.

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2025	2024
Fixed-price	$102,685	$113,065
Cost reimbursable	19,015	6,505
Equipment and labor	410	473
Total revenue	$122,110	$120,043

Projects started after prior ownership ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Projects that focus on foundation drilling are referred to as "Foundations Projects". Projects that started under prior ownership are referred to as "Legacy Projects".

The following table presents the Company’s revenue disaggregated by Shimmick Projects, Legacy Projects and Foundations Projects:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2025	2024
Shimmick Projects	$93,154	$90,292
Legacy and Foundations Projects	28,956	29,751
Total revenue	$122,110	$120,043

Remaining performance obligations

The Company had $692 million of remaining performance obligations yet to be satisfied as of April 4, 2025. Our remaining performance obligations have a weighted average life of 2.0 years as of April 4, 2025.

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

	April 4,	January 3,
	2025	2025	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$60,111	$46,603	$13,508
Retainage receivable	25,872	23,517	2,355
Total contract assets	85,983	70,120	15,863

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(43,841)	(50,490)	6,649
Forward loss reserve	(41,031)	(52,147)	11,116
Total contract liabilities	(84,872)	(102,637)	17,765
Net	$1,111	$(32,517)	$33,628

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

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $23 million during the three months ended April 4, 2025 that was included in contract liabilities as of January 3, 2025.

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

	April 4,	January 3,
	2025	2025
(In thousands)
Total accounts receivable, gross	$46,947	$43,942
Allowance for credit losses	(954)	(954)
Accounts receivable, net	$45,993	$42,988

Substantially all contract assets as of April 4, 2025 and January 3, 2025 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

The Company is in the process of negotiating or awaiting approval of unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. With respect to one Legacy Project, the Company continues to discuss potential change orders and/or changes in scope to the project, each of which or in the aggregate have the potential to materially impact the Company’s results of operations. The Company may take legal action if it and the customer cannot reach a mutually acceptable resolution. Additionally, the Company is continuing the anticipated wind down of an operation and maintenance contract which will be completed in the third quarter of fiscal year 2025.

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of April 4, 2025
Customer one	37.8%
Customer two	23.2%

As of January 3, 2025
Customer one	40.6%
Customer two	20.2%

Significant Customers as a Percentage of Revenue
Three Months Ended April 4, 2025
Customer one	17.7%
Customer two	14.9%
Customer three	11.0%

Three Months Ended March 29, 2024
Customer one	21.2%
Customer two	14.8%

Revisions in Estimates

Changes in contract estimates resulted in net decreases in gross margin of $4 million for the three months ended April 4, 2025, primarily due to cost increases related to delays and lower productivity.

Changes in contract estimates resulted in net decreases in gross margin of $18 million for the three months ended March 29, 2024, primarily due to increased forecasted cost to complete loss jobs.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	April 4,	January 3,
	2025	2025
(In thousands)
Current assets	$12,068	$11,063
Total assets	12,068	11,063
Current liabilities	51,220	63,512
Non-current liabilities	2,433	2,433
Total liabilities	$53,653	$65,945

	Three Months Ended
	April 4,	March 29,
	2025	2024
(In thousands)
Revenue	$8,138	$4,004

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	April 4,	January 3,
	2025	2025
(In thousands)
Current assets	$56,689	$60,738
Non-current assets	8,660	9,573
Total assets	65,349	70,311
Current liabilities	24,592	28,351
Total liabilities	$24,592	$28,351

	Three Months Ended
	April 4,	March 29,
	2025	2024
(In thousands)
Revenue	$18,818	$20,456
Cost of revenue	18,020	20,931
Gross margin	798	(475)
Net income (loss)	$798	$(475)

The Company recognized equity in earnings of unconsolidated joint ventures of $0.7 million and $0.3 million for the three months ended April 4, 2025 and March 29, 2024, respectively,

Contractually required support provided to the Company’s joint ventures is discussed in Note 11 - Commitments and Contingencies.

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended
	April 4,	March 29,
	2025	2024
(In thousands)
Revenue	$272	$478

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of April 4, 2025 and January 3, 2025 are as follows:

	April 4,	January 3,
	2025	2025
(In thousands)
Accounts receivable, net	$2,192	$2,098

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of April 4, 2025 and January 3, 2025 and depreciation expense for the three months ended April 4, 2025 and March 29, 2024.

	April 4, 2025	January 3, 2025
(In thousands)
Building and land	$171	$171
Machinery, equipment, and vehicles	51,364	51,227
Office furniture and equipment	7,156	6,876
Property, plant and equipment, gross	58,691	58,274
Accumulated depreciation	(41,842)	(39,142)
Property, plant and equipment, net	$16,849	$19,132

	Three Months Ended
	April 4,	March 29,
	2025	2024
(In thousands)
Depreciation expense	$2,787	$3,700

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

The following tables present the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	April 4, 2025
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	2.8	$10,600	$(6,435)	$4,165
Customer contracts	1.8	6,373	(4,515)	1,858
Total		$16,973	$(10,950)	$6,023

	January 3, 2025
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	3	$10,600	$(6,057)	$4,543
Customer contracts	2	6,373	(4,249)	2,124
Total		$16,973	$(10,306)	$6,667

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
Expense
(In thousands)
2025	$1,933
2026	2,577
2027	1,513
Total	$6,023

Note 6. Debt

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	April 4, 2025	January 3, 2025
Credit Agreement	$15,743	$11,503
ACF Credit Agreement	3,616	—
Ansley Loan Agreement	14,890	—
Revolving Credit Facility	—	—
Unamortized debt issuance costs	(2,851)	(2,025)
Long-term debt, net	$31,398	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was subsequently amended on September 25, 2024, January 30, 2025, March 12, 2025, March 31, 2025 and May 12, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the second quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The
Company is not aware of any instances of noncompliance with non-financial or financial covenants as of April 4, 2025.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of April 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park
Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the

Ansley Loan Agreement. As of April 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the three months ended April 4, 2025, the Company paid $300 thousand in cash interest and accrued $200 thousand in non-cash payment-in-kind interest.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three months ended April 4, 2025 and March 29, 2024.

For the three months ended April 4, 2025, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense. For the three months ended March 29, 2024, the deferred tax provision resulting from the loss was completely offset by the valuation allowance, resulting in zero tax expense.

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

After weighing all the evidence, giving more weight to the evidence that was objectively verifiable, a valuation allowance of $173 million and $170 million as of April 4, 2025 and January 3, 2025, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Note 8. Stock-Based Compensation

On April 12, 2021, the Company’s Board of Directors (the "Board") approved the Company’s 2021 Stock Plan (the “2021 Stock Plan”). The 2021 Stock Plan reserves 5,477,200 of the Company’s shares for issuance of incentive instruments, including Incentive Stock Options (“ISOs”), Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, and Restricted Stock Unit Awards. ISOs granted under the Plan have a term of 10 years and vest over four years of service.

On November 13, 2023, the Company’s Board approved the Shimmick Corporation 2023 Equity Incentive Plan (the “2023 Omnibus Incentive Plan”). 3,729,149 was the maximum aggregate number of shares of Common Stock available under the 2023 Omnibus Incentive Plan (equal to ten percent (10%) of the Company’s Common Stock outstanding immediately following the completion of the Company’s IPO on November 16, 2023 plus (ii) the reserved and authorized shares for awards under the Company’s 2021 Stock Plan that were not granted as of November 13, 2023). The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Omnibus Incentive Plan automatically increases annually on the first day of each fiscal year, beginning with the 2024 fiscal year in an amount equal to five percent (5%) of Common Stock outstanding on the last day of the immediately preceding fiscal year unless the plan administration determines that a lesser amount should instead be issued. The shares reserved under the 2023 Omnibus Incentive Plan are for issuance of incentive instruments, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and other share-based awards.

Total compensation expense related to stock-based grants was $2 million and $1 million for the three months ended April 4, 2025 and March 29, 2024, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding was $5 million as of each of April 4, 2025 and March 29, 2024 to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 0.7 and 1.1 years, respectively.

For the three months ended April 4, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 3, 2025	3,337,150	$1.26	$0.66	6.3
Exercised	(24,563)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of April 4, 2025	3,312,587	1.26	0.66	6.1
Exercisable as of April 4, 2025	3,171,154	$1.26	$0.66	6.1

The following table summarizes the activities for unvested Shimmick restricted stock units for the three months ended April 4, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 3, 2025	2,617,110	$2.88
Awarded	18,692	2.14
Forfeited	—	—
Outstanding as of April 4, 2025	2,635,802	2.83
Ended vested as of April 4, 2025	57,299	4.63
Ended unvested as of April 4, 2025	2,578,503	$2.83

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 3.3 million and 3.7 million employee stock options as of the three months ended April 4, 2025 and March 29, 2024, respectively, and 2.6 million and 0.6 million restricted stock units as of April 4, 2025 and March 29, 2024, respectively, were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended
(In thousands, except per share data)	April 4, 2025	March 29, 2024
Numerator:
Net loss attributable to Shimmick Corporation	$(9,770)	$(33,333)
Numerator for basic and diluted EPS	$(9,770)	$(33,333)

Denominator:
Denominator for basic EPS - weighted average shares	34,301	25,560
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	34,301	25,560
Basic EPS	$(0.28)	$(1.30)
Diluted EPS	$(0.28)	$(1.30)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended
(In thousands)	April 4, 2025	March 29, 2024
Operating lease cost
Cost of revenue	$2,258	$2,353
Selling, general and administrative expenses	262	305
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	29	66
Interest on lease liabilities	11	8
Short-term lease cost	36	82
Total lease cost	$2,596	$2,814

Additional condensed consolidated balance sheets information related to leases is as follows:

	Balance Sheet	April 4,	January 3,
(In thousands)	Classification	2025	2025
Assets:
Operating lease assets	Lease right-of-use assets	$22,656	$24,232
Finance lease assets	Lease right-of-use assets	1,469	—
Total lease assets		$24,125	$24,232

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$6,222	$6,571
Finance lease liabilities	Other current liabilities	316	—
Total current lease liabilities		$6,538	$6,571

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$15,192	$15,987
Finance lease liabilities	Lease liabilities, non-current	1,157	—
Total non-current lease liabilities		$16,349	$15,987

Weighted average remaining lease term information related to leases is as follows:

	April 4,	January 3,
	2025	2025
Weighted average remaining lease term (in years):
Operating leases	4.3	4.3
Finance leases	3.0	—
Weighted average discount rate:
Operating leases	7.0%	6.9%
Finance leases	8.8%	—

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,824	$2,334
Financing cash flows from finance leases	25	76
Right-of-use assets obtained in exchange for new operating leases	268	1,879

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Financing
Year	Leases	Leases
(In thousands)
2025	$5,665	$324
2026	5,512	432
2027	4,045	432
2028	4,030	541
2029	2,848	—
Thereafter	3,080	—
Total lease payments	25,180	1,729
Amounts representing interest	(3,766)	(256)
Total lease liabilities	$21,414	$1,473

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of April 4, 2025 and January 3, 2025, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

The Company has recorded contingent consideration as of April 4, 2025 and January 3, 2025 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of April 4, 2025 or January 3, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q, particularly in “Forward-Looking Statements” or in other sections of this Form 10-Q, as well as the “Risk Factors” section in the Form 10-K and those described from time to time in our future reports with the SEC. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.

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

As of April 4, 2025, we had a backlog of projects of approximately $739 million, mostly located in California, with ongoing projects in six other states. We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

Our History and Initial Public Offering

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

Results of Operations

Three Months Ended April 4, 2025 compared to the Three Months Ended March 29, 2024

The following table sets forth selected financial data for the three months ended April 4, 2025 compared to the three months ended March 29, 2024:

	Three Months Ended				% of Revenue
(In thousands, except percentage data)	April 4, 2025	March 29, 2024	$ Change	% Change	April 4, 2025	March 29, 2024
Revenue	$122,110	$120,043	$2,067	2%	100%	100%
Cost of revenue	117,414	135,903	(18,489)	(14)	96	113
Gross margin	4,696	(15,860)	20,556	(130)	4	(13)
Selling, general and administrative expenses	14,368	16,168	(1,800)	(11)	12	13
Total operating expenses	14,368	16,168	(1,800)	(11)	12	13
Equity in earnings of unconsolidated joint ventures	726	263	463	176	1	—
Gain (loss) on sale of assets	66	(26)	92	(354)	—	—
Loss from operations	(8,880)	(31,791)	22,911	(72)	(7)	(26)
Interest expense	1,000	897	103	11	1	1
Other (income) expense, net	(110)	646	(756)	(117)	—	1
Net loss before income tax	(9,770)	(33,334)	23,564	(71)	(8)	(28)
Income tax expense	—	—	—	—	—	—
Net loss	$(9,770)	$(33,334)	$23,564	(71)%	(8)%	(28)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended April 4, 2025 compared to the three months ended March 29, 2024:

	Three Months Ended
(In thousands, except percentage data)	April 4, 2025	March 29, 2024	$ Change	% Change
Shimmick Projects
Revenue	$93,154	$90,292	$2,862	3%
Gross Margin	$5,267	$(436)	$5,703	(1308)%
Gross Margin (%)	6%	0%
Legacy and Foundations Projects
Revenue	$28,956	$29,751	$(795)	(3)%
Gross Margin	$(571)	$(15,424)	$14,853	(96)%
Gross Margin (%)	(2)%	(52)%
Consolidated Total
Revenue	$122,110	$120,043	$2,067	2%
Gross Margin	$4,696	$(15,860)	$20,556	(130)%
Gross Margin (%)	4%	(13)%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Revenue recognized on Shimmick Projects was $93 million and $90 million for the three months ended April 4, 2025 and March 29, 2024, respectively. The $3 million increase in revenue was primarily the result of $13 million of revenue from a California Palisades fire clean-up project and $10 million of revenue from new water and infrastructure projects ramping up, partially offset by a $20 million decrease from lower activity on existing projects and projects winding down.

Gross margin recognized on Shimmick Projects was $5 million and $(1) million for the three months ended April 4, 2025 and March 29, 2024, respectively. The $6 million increase in the gross margin was primarily the result of $3 million in gross margin from a California Palisades fire clean-up project and $3 million in gross margin from new water and infrastructure projects ramping up.

Legacy and Foundations Projects

As part of the AECOM Sale Transaction, we acquired the Legacy Projects and backlog that were started under prior ownership. The Company entered into an agreement to sell the assets of our non-core Foundations Projects in the second quarter of 2024 and continued to wind down the remaining work which is largely completed.

Legacy and Foundations Projects revenue was $29 million and $30 million for the three months ended April 4, 2025 and March 29, 2024, respectively. The $1 million decrease was due to the Company working to wind down these projects.

Gross margin was $(1) million for the three months ended April 4, 2025 as compared to $(15) million for the three months ended March 29, 2024. The $14 million increase was primarily the result of cost increases for time and design-related schedule extensions identified during the first quarter of 2024 which did not reoccur during the three months ended April 4, 2025.

A subset of Legacy Projects ("Legacy Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Legacy Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Legacy Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Legacy Loss Projects was $18 million and $15 million for the three months ended April 4, 2025 and March 29, 2024, respectively. Gross margin recognized on these Legacy Loss Projects was $(2) million and $(11) million for the three months ended April 4, 2025 and March 29, 2024, respectively. The change in gross margin was primarily the result of cost increases for time and design-related schedule extensions identified during the first quarter of 2024 which did not reoccur during the three months ended April 4, 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $2 million primarily as a result of reduced salary, bonus and legal expenses incurred during the three months ended April 4, 2025 as compared to the three months ended March 29, 2024.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures remained approximately flat period over period.

Gain (loss) on sale of assets

Gain (loss) on sale of assets remained approximately flat period over period.

Interest expense and Other (income) expense, net

Interest expense and Other (income) expense, net remained approximately flat period over period.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2025 and fiscal year ended 2024, no income tax expense was recorded in either period.

Net loss

Net loss decreased by $24 million to a net loss of $10 million for the three months ended April 4, 2025, primarily due to increase in gross margin of $21 million and decrease in salary, general and administrative expenses of $2 million as described above.

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

See reconciliations below:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2025	2024
Net loss attributable to Shimmick Corporation	$(9,770)	$(33,333)
Transformation costs (1)	715	—
Stock-based compensation	1,790	998
Legal fees and other costs for Legacy Projects (2)	(340)	2,731
Other (3)	191	237
Adjusted net loss	$(7,414)	$(29,367)

	Three Months Ended
	April 4,	March 29,
(In thousands)	2025	2024
Net loss attributable to Shimmick Corporation	$(9,770)	$(33,333)
Interest expense	1,000	897
Income tax expense	—	—
Depreciation and amortization	3,460	4,410
Transformation costs(1)	715	—
Stock-based compensation	1,790	998
Legal fees and other costs for Legacy Projects(2)	(340)	2,731
Other(3)	191	237
Adjusted EBITDA	$(2,954)	$(24,060)

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

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the three months ended April 4, 2025 our capital expenditures were approximately $1 million compared to $5 million for the three months ended March 29, 2024. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at April 4, 2025 totaled $16 million and availability under the Credit Agreement, ACF Credit Agreement and Ansley Loan Agreement totaled $44 million, $11 million and $0.1 million, respectively, resulting in total liquidity of $71 million.

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

Total debt outstanding is presented on the condensed consolidated balance sheets as follows:

(In thousands)	April 4, 2025	January 3, 2025
Credit Agreement	$15,743	$11,503
ACF Credit Agreement	3,616	—
Ansley Loan Agreement	14,890	—
Revolving Credit Facility	—	—
Unamortized debt issuance costs	(2,851)	(2,025)
Long-term debt, net	$31,398	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was subsequently amended on September 25, 2024, January 30, 2025, March 12, 2025, March 31, 2025 and May 12, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the second quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The
Company is not aware of any instances of noncompliance with non-financial or financial covenants as of April 4, 2025.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of April 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park
Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the
Ansley Loan Agreement. As of April 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the three months ended April 4, 2025, the Company paid $300 thousand in cash interest and accrued $200 thousand in non-cash payment-in-kind interest.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2025	2024
Net cash used in operating activities	$(38,184)	$(34,988)
Net cash used in investing activities	(438)	(7,401)
Net cash provided by financing activities	21,907	6,718
Net decrease in cash, cash equivalents and restricted cash	(16,715)	(35,671)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$19,080	$28,239

Operating Activities

During the three months ended April 4, 2025, net cash used in operating activities was $38 million, compared to net cash used in operating activities of $35 million for the three months ended March 29, 2024. Cash flows used in operating activities were driven by net loss, adjusted for various non-cash items and changes in contract liabilities, contract assets, accounts payable and accrued expenses balances, other assets and liabilities, accounts receivable and accrued salaries and wages as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities. The changes in the components of operating assets and liabilities during the three months ended April 4, 2025 and March 29, 2024 were as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands)	2025	2024
Accounts receivable, net	$(3,005)	$4,478
Contract assets	(15,863)	(8,475)
Accounts payable	5,806	(8,901)
Contract liabilities	(17,767)	(5,579)
Accrued expenses	(6,869)	(492)
Accrued salaries, wages and benefits	327	3,376
Other assets and liabilities	3,598	8,205
Changes in operating assets and liabilities, net	$(33,773)	$(7,388)

During the three months ended April 4, 2025, the decrease in operating assets and liabilities was $34 million, which was primarily driven by increases in contract assets and decreases in contract liabilities and accrued expenses. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the three months ended April 4, 2025, net cash provided by investing activities was $0.4 million, which was primarily driven by purchases of property, plant and equipment.

For the three months ended March 29, 2024, net cash used in investing activities was $7 million, which was primarily driven by purchases of property, plant and equipment of $5 million and contributions to unconsolidated joint ventures of $3 million.

Financing Activities

For the three months ended April 4, 2025, net cash provided by financing activities was $22 million, which primarily consisted of net borrowings from credit and loan agreements of $23 million, partially offset by $1 million of other, net which is primarily comprised of debt issuance costs incurred for the ACF Credit Agreement and Ansley Loan Agreement entered into during the three months ended April 4, 2025.

For the three months ended March 29, 2024, net cash provided by financing activities was $7 million, which primarily consisted of net borrowings from the Revolving Credit Facility borrowings of $2 million and other notes payable borrowings of $5 million.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. The Company did not have any letters of credit outstanding as of April 4, 2025 or January 3, 2025.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the remainder of the fiscal year ending January 2, 2026 through the fiscal years ending through January 3, 2030 of approximately $6 million, $6 million, $5 million, $5 million, $3 million, respectively, and approximately $3 million in the aggregate thereafter based on balances outstanding as of April 4, 2025.

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

As of April 4, 2025, we had a backlog of projects of $739 million with over half of those projects in the strategic target markets, aligned with our strategic plan.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
April 4, 2025
Backlog by customer type:
State and local agencies	70%
Federal agencies	13%
Private owners	17%
Total backlog	100%

As of
April 4, 2025
Backlog by contract type:
Fixed-price	84%
Cost reimbursable	16%
Total backlog	100%

As of
April 4, 2025
Estimated backlog recognized:
0 to 24 months	80%
25 to 36 months	10%
Beyond 36 months	10%
Total backlog	100%

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of April 4, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last thirty months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls associated with estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

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

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended April 4, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended April 4, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
10.1

Loan and Security Agreement, dated March 31, 2025, by and between AQCF Titling Trust, Rust Constructors Inc. and The Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2025).

10.2	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2025).
10.3	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 4, 2025).
10.4	Offer Letter, between Shimmick Corporation and Todd Yoder, dated March 18, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2025).
10.5*

Amendment No. 4 to Credit, Security and Guaranty Agreement, dated March 31, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto

10.6*

Amendment No. 5 to Credit, Security and Guaranty Agreement, dated May 12, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto

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

Shimmick Corporation

Date: May 14, 2025	By:	/s/ Todd W. Yoder
Todd W. Yoder
Executive Vice President, Chief Financial Officer and Treasurer