Form 10-Q
period 2025-07-04
Shimmick Corp
filed 2025-08-14
CIK 1887944

fROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2025

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

As of August 12, 2025, the registrant had 35,273,591 shares of Common Stock, par value $0.01 per share, outstanding.

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
•
marketplace competition,
•
our inability to obtain bonding
•
our limited operating history as an independent company following our separation from our prior owner,
•
our relationship and transactions with our prior owner,
•
our prior owner defaulting on its contractual obligations to us or under agreements in which we are beneficiary,
•
our limited number of customers,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
our ability to expand our capacity related to specialized, high-performance electrical and power distribution solutions,
•
adjustments in our contact backlog,
•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
material impairments,
•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,

•
the adequacy of sources of liquidity,
•
the outcome of any legal or regulatory proceedings to which we are, or may become a party to,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,
•
seasonality of our business,
•
pandemics and public health emergencies,
•
commodity products price fluctuations, inflation (and actions taken by monetary authorities in response to inflation) and/or elevated interest rates,
•
liabilities under environmental laws, compliance with immigration laws, and other regulatory matters, including changes in regulations and laws,
•
climate change,
•
deterioration of the U.S. economy,
•
changes in state and federal laws, regulations or policies under the current Presidential administration, including changes in trade policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the potential impact of retaliatory tariffs and other actions, changes to tax legislation, including the passage of the One Big Beautiful Bill Act, and potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, as well as other legislation and executive orders related to governmental spending, and
•
geopolitical risks, including those related to the war between Russia and Ukraine, the conflict in the Gaza strip, and the conflict in the Red Sea region.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	July 4,	January 3,
	2025	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,393	$33,730
Restricted cash	1,274	2,065
Accounts receivable, net	46,536	42,988
Contract assets, current	57,748	46,603
Prepaids and other current assets	13,377	15,614

TOTAL CURRENT ASSETS	140,328	141,000

Property, plant and equipment, net	14,669	19,132
Intangible assets, net	5,379	6,667
Contract assets, non-current	5,737	23,517
Lease right-of-use assets	22,371	24,232
Investment in unconsolidated joint ventures	13,990	19,016
Other assets	509	300

TOTAL ASSETS	$202,983	$233,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$57,069	$46,475
Contract liabilities, current	53,906	102,524
Accrued salaries, wages and benefits	28,856	28,950
Accrued expenses	39,777	38,556
Short-term debt	3,811	—
Other current liabilities	11,335	13,759

TOTAL CURRENT LIABILITIES	194,754	230,264

Long-term debt, net	32,562	9,478
Lease liabilities, non-current	15,520	15,987
Contract liabilities, non-current	172	113
Contingent consideration	4,919	4,686
Other liabilities	4,518	8,010

TOTAL LIABILITIES	252,445	268,538

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized as of July 4, 2025 and January 3, 2025; 35,248,424 and 34,271,214 shares issued and outstanding as of July 4, 2025 and January 3, 2025, respectively	353	343
Additional paid-in-capital	46,691	43,353
Retained deficit	(96,506)	(78,211)
Non-controlling interests	—	(159)

TOTAL STOCKHOLDERS' DEFICIT	(49,462)	(34,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$202,983	$233,864

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
Revenue	$128,402	$90,605	$250,512	$210,648
Cost of revenue	120,273	121,736	237,687	257,639
Gross margin	8,129	(31,131)	12,825	(46,991)
Selling, general and administrative expenses	15,041	18,723	29,409	34,891
Total operating expenses	15,041	18,723	29,409	34,891
Equity in (loss) earnings of unconsolidated joint ventures	(187)	(1,854)	539	(1,591)
Gain on sale of assets	4	3,714	70	3,688
Loss from operations	(7,095)	(47,994)	(15,975)	(79,785)
Interest expense	1,313	1,496	2,313	2,393
Other (income) expense, net	(42)	1,899	(152)	2,545
Net loss before income tax	(8,366)	(51,389)	(18,136)	(84,723)
Income tax expense	—	—	—	—
Net loss	(8,366)	(51,389)	(18,136)	(84,723)
Net income (loss) attributable to non-controlling interests	159	—	159	(1)
Net loss attributable to Shimmick Corporation	$(8,525)	$(51,389)	$(18,295)	$(84,722)
Net loss attributable to Shimmick Corporation per common share
Basic	$(0.25)	$(1.83)	$(0.53)	$(3.16)
Diluted	$(0.25)	$(1.83)	$(0.53)	$(3.16)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of April 4, 2025	34,331,514	$344	$45,155	$(87,981)	$(159)	$(42,641)
Net (loss) income	—	—	—	(8,525)	159	(8,366)
Issuance of common stock	916,910	9	8	—	—	17
Stock-based compensation	—	—	1,528	—	—	1,528
Balance as of July 4, 2025	35,248,424	$353	$46,691	$(96,506)	$—	$(49,462)

	Common Stock		Additional Paid-in-	Retained Earnings	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balance as of March 29, 2024	25,738,857	$257	$25,578	$13,204	$(921)	$38,118
Net loss	—	—	—	(51,389)	—	(51,389)
Issuance of common stock	7,971,062	80	12,658	—	—	12,738
Stock-based compensation	—	—	969	—	—	969
Balance as of June 28, 2024	33,709,919	$337	$39,205	$(38,185)	$(921)	$436

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)
Net (loss) income	—	—	—	(18,295)	159	(18,136)
Issuance of common stock	977,210	10	20	—	—	30
Stock-based compensation	—	—	3,318	—	—	3,318
Balance as of July 4, 2025	35,248,424	$353	$46,691	$(96,506)	$—	$(49,462)

	Common Stock		Additional Paid-in-	Retained Earnings	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(84,722)	(1)	(84,723)
Issuance of common stock	8,216,042	82	12,793	—	—	12,875
Stock-based compensation	—	—	1,967	—	—	1,967
Distributions to non-controlling interests	—	—	—	—	(173)	(173)
Balance as of June 28, 2024	33,709,919	$337	$39,205	$(38,185)	$(921)	$436

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	July 4,	June 28,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(18,136)	$(84,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,318	1,967
Depreciation and amortization	6,709	8,199
Equity in (earnings) loss of unconsolidated joint ventures	(539)	1,591
Return on investment in unconsolidated joint ventures	2,798	421
Gain on sale of assets	(70)	(3,714)
Other	445	1,478
Changes in operating assets and liabilities:
Accounts receivable, net	(3,548)	5,659
Contract assets	6,635	7,996
Accounts payable	10,593	(24,508)
Contract liabilities	(48,618)	(3,963)
Accrued salaries, wages and benefits	(94)	1,699
Accrued expenses	1,220	5,176
Other assets and liabilities	(2,700)	3,874
Net cash used in operating activities	(41,987)	(78,848)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(892)	(7,595)
Proceeds from sale of assets	118	11,037
Unconsolidated joint venture equity contributions	—	(3,460)
Return of investment in unconsolidated joint ventures	2,825	—
Net cash provided by (used in) investing activities	2,051	(18)
Cash Flows From Financing Activities
Borrowings on credit and loan agreements	56,558	54,200
Repayments on credit and loan agreements	(28,329)	—
Net repayments of Revolving Credit Facility	—	(14,675)
Other	(1,421)	(1,691)
Net cash provided by financing activities	26,808	37,834
Net decrease in cash, cash equivalents and restricted cash	(13,128)	(41,032)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$22,667	$22,878
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$21,393	$22,381
Restricted cash	1,274	497
Total cash, cash equivalents and restricted cash	$22,667	$22,878

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three and six months ended July 4, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Change in Presentation

Certain prior period balances in the condensed consolidated statements of operations and accompanying notes have been combined, reclassified or rounded to conform to current period presentation. These changes had no impact on net loss, cash flows, assets and liabilities or deficit previously reported.

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

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2025	2024	2025	2024
Fixed-price	$102,589	$82,313	$205,274	$195,379
Cost reimbursable	25,559	7,876	44,574	14,381
Equipment and labor revenue	254	416	664	888
Total revenue	$128,402	$90,605	$250,512	$210,648

Projects started after prior ownership ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Projects that started under prior ownership or focus on foundation drilling are referred to as "Non-Core Projects" (formerly referred to as "Legacy and Foundations Projects").

The following table presents the Company’s revenue disaggregated by Shimmick Projects and Non-Core Projects:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2025	2024	2025	2024
Shimmick Projects	$112,619	$83,689	$205,773	$173,981
Non-Core Projects	15,783	6,916	44,739	36,667
Total revenue	$128,402	$90,605	$250,512	$210,648

Remaining performance obligations

The Company had $607 million of remaining performance obligations yet to be satisfied as of July 4, 2025. Our remaining performance obligations have a weighted average life of 2.2 years as of July 4, 2025.

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

	July 4,	January 3,
	2025	2025	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$57,748	$46,603	$11,145
Retainage receivable	5,737	23,517	(17,780)
Total contract assets	63,485	70,120	(6,635)

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(20,383)	(50,490)	30,107
Forward loss reserve	(33,695)	(52,147)	18,452
Total contract liabilities	(54,078)	(102,637)	48,559
Net	$9,407	$(32,517)	$41,924

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

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $30 million during the six months ended July 4, 2025 that was included in contract liabilities as of January 3, 2025.

The Company’s timing of revenue recognition may not be consistent with its rights to bill and collect cash from its clients. Those rights are generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of work or when services are performed. The Company’s accounts receivable represents amounts billed to clients that have yet to be collected and represent an unconditional right to cash from its clients as presented below:

	July 4,	January 3,
	2025	2025
(In thousands)
Total accounts receivable, gross	$47,360	$43,942
Allowance for credit losses	(824)	(954)
Accounts receivable, net	$46,536	$42,988

Substantially all contract assets as of July 4, 2025 and January 3, 2025 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

The Company is in the process of negotiating or awaiting approval of unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. With respect to one Non-Core Project, the Company continues to discuss potential change orders and/or changes in scope to the project, each of which or in the aggregate have the potential to materially impact the Company’s results of operations. The Company may take legal action if it and the customer cannot reach a mutually acceptable resolution. Additionally, the Company is continuing the anticipated wind down of an operation and maintenance contract which the Company expects will be completed in the third quarter of fiscal year 2025.

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of July 4, 2025
Customer one	38.5%
Customer two	27.9%

As of January 3, 2025
Customer one	40.6%
Customer two	20.2%

Significant Customers as a Percentage of Revenue
Three Months Ended July 4, 2025
Customer one	17.6%
Customer two	15.2%
Customer three	14.1%
Customer four	11.6%

Three Months Ended June 28, 2024
Customer one	21.9%
Customer two	19.2%
Customer three	11.9%

Significant Customers as a Percentage of Revenue
Six Months Ended July 4, 2025
Customer one	17.7%
Customer two	13.2%
Customer three	13.1%
Customer four	12.3%

Six Months Ended June 28, 2024
Customer one	21.6%
Customer two	16.8%

Revisions in Estimates

Changes in contract estimates resulted in net decreases in gross margin of $5 million and $9 million for the three and six months ended July 4, 2025, respectively, primarily due to cost increases related to delays and lower productivity on a federal lock and dam Non-Core Project.

Changes in contract estimates resulted in net decreases in gross margin of $33 million for the three months ended June 28, 2024, primarily due to a settlement on a federal lock and dam Non-Core Project and increased forecasted cost to complete loss jobs. Changes in contract estimates resulted in net decreases in gross margin of $51 million for the six months ended June 28, 2024, primarily due to the settlement and increased forecasted cost to complete loss jobs.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	July 4,	January 3,
	2025	2025
(In thousands)
Current assets	$10,470	$11,063
Total assets	$10,470	$11,063
Current liabilities	$44,216	$63,512
Non-current liabilities	3,295	2,433
Total liabilities	$47,511	$65,945

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
(In thousands)
Revenue	$4,091	$3,354	$12,229	$7,358

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	July 4,	January 3,
	2025	2025
(In thousands)
Current assets	$48,153	$60,738
Non-current assets	6,708	9,573
Total assets	$54,861	$70,311
Current liabilities	$25,032	$28,351
Total liabilities	$25,032	$28,351

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
(In thousands)
Revenue	$12,651	$11,169	$31,469	$31,625
Cost of revenue	13,579	17,894	31,599	38,825
Gross margin	$(928)	$(6,725)	$(130)	$(7,200)
Net loss	$(928)	$(6,725)	$(130)	$(7,200)

The Company recognized equity in (loss) earnings of unconsolidated joint ventures of $(0.2) million and $0.5 million for the three and six months ended July 4, 2025, respectively, and equity in loss of unconsolidated joint ventures of $2 million for the three and six months ended June 28, 2024.

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
(In thousands)
Revenue	$168	$255	$440	$733

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of July 4, 2025 and January 3, 2025 are as follows:

	July 4,	January 3,
	2025	2025
(In thousands)
Accounts receivable, net	$2,058	$2,098

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of July 4, 2025 and January 3, 2025 and depreciation expense for the three and six months ended July 4, 2025 and June 28, 2024:

	July 4,	January 3,
(In thousands)	2025	2025
Building and land	$171	$171
Machinery, equipment, and vehicles	51,967	51,227
Office equipment, software and construction in progress	6,876	6,876
Property, plant and equipment, gross	59,014	58,274
Accumulated depreciation	(44,345)	(39,142)
Property, plant and equipment, net	$14,669	$19,132

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2025	2024	2025	2024
(In thousands)
Depreciation expense	$2,519	$3,079	$5,306	$6,778

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

The following tables present the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	July 4, 2025
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	2.5	$10,600	$(6,814)	$3,786
Customer contracts	1.5	6,373	(4,780)	1,593
Total		$16,973	$(11,594)	$5,379

	January 3, 2025
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	3	$10,600	$(6,057)	$4,543
Customer contracts	2	6,373	(4,249)	2,124
Total		$16,973	$(10,306)	$6,667

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
(In thousands)	Expense
2025	$1,289
2026	2,577
2027	1,513
Total	$5,379

Note 6. Debt

Total debt outstanding on the condensed consolidated balance sheets is comprised of the following:

(In thousands)	July 4, 2025	January 3, 2025
Credit Agreement	$11,140	$11,503
ACF Credit Agreement	14,384	—
Ansley Loan Agreement	14,499	—
Unamortized debt issuance costs	(3,650)	(2,025)
Total debt, net	$36,373	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on August 8, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the third quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The
Company is not aware of any instances of noncompliance with non-financial or financial covenants as of July 4, 2025.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of July 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park
Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the
Ansley Loan Agreement. As of July 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the six months ended July 4, 2025, the Company paid $1 million in cash interest and accrued $2 million in non-cash payment-in-kind interest as of July 4, 2025.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the six months ended July 4, 2025 and June 28, 2024.

For the six months ended July 4, 2025, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense. For the six months ended June 28, 2024, the deferred tax provision resulting from the loss was completely offset by the valuation allowance, resulting in zero tax expense.

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

After weighing all the evidence, giving more weight to the evidence that was objectively verifiable, a valuation allowance of $175 million and $170 million as of July 4, 2025 and January 3, 2025, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA") which includes various modifications to the federal tax law and other regulatory provisions. Among its provisions, it retroactively reinstates 100% bonus depreciation for qualified property placed in service on or after January 20, 2025. The Company has evaluated the provisions in the OBBBA and determined that the bonus depreciation provision of the OBBBA could have a material impact on the Company's future income tax expense. However, this change will be entirely offset by the full valuation allowance, and therefore, will not impact income tax expense.

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

Total compensation expense related to stock-based grants was $3 million and $2 million for the six months ended July 4, 2025 and June 28, 2024, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding was $4 million and $5 million as of July 4, 2025 and June 28, 2024, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 0.8 years as of July 4, 2025 and June 28, 2024.

For the six months ended July 4, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 3, 2025	3,337,150	$1.26	$0.66	6.3
Exercised	(1,245,867)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of July 4, 2025	2,091,283	1.26	0.66	5.8
Exercisable as of July 4, 2025	2,091,283	$1.26	$0.66	5.8

The following table summarizes the activities for unvested Shimmick restricted stock units for the six months ended July 4, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 3, 2025	2,617,110	$2.88
Awarded	590,252	1.47
Forfeited	—	—
Vested	(602,433)	2.44
Unvested as of July 4, 2025	2,604,929	$2.66

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 2.1 million and 3.5 million employee stock options as of the six months ended July 4, 2025 and June 28, 2024, respectively, and 2.6 million and 1 million restricted stock units as of July 4, 2025 and June 28, 2024, respectively, were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Numerator:
Net loss attributable to Shimmick Corporation	$(8,525)	$(51,389)	$(18,295)	$(84,722)
Numerator for basic and diluted EPS	$(8,525)	$(51,389)	$(18,295)	$(84,722)

Denominator:
Denominator for basic EPS - weighted average shares	34,635	28,086	34,471	26,817
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock units	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	34,635	28,086	34,471	26,817
Basic earnings per common share	$(0.25)	$(1.83)	$(0.53)	$(3.16)
Diluted earnings per common share	$(0.25)	$(1.83)	$(0.53)	$(3.16)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2025	June 28, 2024	July 4, 2025	June 28, 2024
Operating lease cost
Cost of revenue	$2,236	$2,397	$4,493	$4,749
Selling, general and administrative expenses	262	245	524	550
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	258	66	287	133
Interest on lease liabilities	10	6	43	14
Short-term lease cost	159	100	247	182
Total lease cost	$2,925	$2,814	$5,594	$5,628

Additional condensed consolidated balance sheets information related to leases is as follows:

		July 4,	January 3,
(In thousands)	Balance Sheet Classification	2025	2025
Assets:
Operating lease assets	Lease right-of-use assets	$20,988	$24,232
Finance lease assets	Lease right-of-use assets	1,383	—
Total lease assets		$22,371	$24,232

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$5,734	$6,571
Finance lease liabilities	Other current liabilities	322	—
Total current lease liabilities		$6,056	$6,571

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$14,446	$15,987
Finance lease liabilities	Lease liabilities, non-current	1,074	—
Total non-current lease liabilities		$15,520	$15,987

Weighted average remaining lease term information related to leases is as follows:

	July 4,	January 3,
	2025	2025
Weighted average remaining lease term (in years):
Operating leases	4.2	4.3
Finance leases	2.7	—
Weighted average discount rate:
Operating leases	7.0%	6.9%
Finance leases	8.8%	—

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	July 4,	June 28,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,624	$5,207
Financing cash flows from finance leases	101	155
Right-of-use assets obtained in exchange for new operating leases	$375	$2,045

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
Year
2025	$3,934	$216
2026	5,606	432
2027	4,077	432
2028	4,048	541
2029	2,866	—
Thereafter	3,086	—
Total lease payments	23,617	1,622
Amounts representing interest	(3,437)	(226)
Total lease liabilities	$20,180	$1,396

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of July 4, 2025 and January 3, 2025, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

In May 2025, a labor management committee affiliated with the Pipefitters Union filed a lawsuit against Shimmick and 10 other defendants, including sureties, alleging violations of the California False Claims Act and related claims. The lawsuit involves 27 projects across 23 public agencies in California, none of which are parties to the case. The Pipefitters Union alleges $4.7 billion in damages, which is based on the cumulative contract values for each project, plus treble damages under the California False Claims Act. The Union alleges Shimmick improperly assigned work to the Laborers Union instead of the Pipefitters Union and violated apprenticeship rules by failing to meet the required apprentice-to-journeyperson work ratio. Shimmick denies all claims, and asserts exceptions and disclosures occurred such that the claims have no merit. Shimmick also disputes the legal theory underlying the case and views the use of the False Claims Act as a misapplication of the statute. The process of discovery and evaluation is in its early stages and it is too early to assess if any loss is probable.

The Company has recorded contingent consideration as of July 4, 2025 and January 3, 2025 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of July 4, 2025 or January 3, 2025.

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

As of July 4, 2025, we had a backlog of projects of approximately $652 million, mostly located in California, with ongoing projects in six other states. We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

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

Results of Operations

Three Months Ended July 4, 2025 compared to the Three Months Ended June 28, 2024

The following table sets forth selected financial data for the three months ended July 4, 2025 compared to the three months ended June 28, 2024:

	Three Months Ended				% of Revenue
	July 4,	June 28,	$	%	July 4,	June 28,
(In thousands, except percentage data)	2025	2024	Change	Change	2025	2024
Revenue	$128,402	$90,605	$37,797	42%	100%	100%
Cost of revenue	120,273	121,736	(1,463)	(1)	94	134
Gross margin	8,129	(31,131)	39,260	(126)	6	(34)
Selling, general and administrative expenses	15,041	18,723	(3,682)	(20)	12	21
Total operating expenses	15,041	18,723	(3,682)	(20)	12	21
Equity in loss of unconsolidated joint ventures	(187)	(1,854)	1,667	(90)	—	(2)
Gain on sale of assets	4	3,714	(3,710)	(100)	—	4
Loss from operations	(7,095)	(47,994)	40,899	(85)	(6)	(53)
Interest expense	1,313	1,496	(183)	(12)	1	2
Other (income) expense, net	(42)	1,899	(1,941)	(102)	—	2
Net loss before income tax	(8,366)	(51,389)	43,023	(84)	(7)	(57)
Income tax expense	—	—	—	—	—	—
Net loss	$(8,366)	$(51,389)	$43,023	(84)%	(7)%	(57)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended July 4, 2025 compared to the three months ended June 28, 2024:

	Three Months Ended
(In thousands, except percentage data)	July 4, 2025	June 28, 2024	$ Change	% Change
Shimmick Projects
Revenue	$112,619	$83,689	$28,930	35%
Gross Margin	$14,919	$4,570	$10,349	226%
Gross Margin (%)	13%	5%
Non-Core Projects
Revenue	$15,783	$6,916	$8,867	128%
Gross Margin	$(6,790)	$(35,701)	$28,911	(81)%
Gross Margin (%)	(43)%	(516)%
Consolidated Total
Revenue	$128,402	$90,605	$37,797	42%
Gross Margin	$8,129	$(31,131)	$39,260	(126)%
Gross Margin (%)	6%	(34)%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Revenue recognized on Shimmick Projects was $113 million and $84 million for the three months ended July 4, 2025 and June 28, 2024, respectively. The $29 million increase in revenue was primarily the result of $18 million of revenue from a California Palisades fire clean-up project and $18 million of revenue from new water and infrastructure projects ramping up, partially offset by a $7 million decrease from lower activity on existing projects and projects winding down.

Gross margin recognized on Shimmick Projects was $15 million and $5 million for the three months ended July 4, 2025 and June 28, 2024, respectively. The $10 million increase in the gross margin was primarily the result of $6 million in gross margin from new water and infrastructure projects ramping up and $4 million in gross margin from a California Palisades fire clean-up project.

Non-Core Projects

As part of the AECOM Sale Transaction, we acquired projects and backlog that were started under prior ownership (formerly referred to as "Legacy and Foundations Projects"). Separately, the Company entered into an agreement to sell the assets of our foundation drilling Non-Core Projects in the second quarter of 2024 and continued to wind down the remaining work which is largely completed.

Non-Core Projects revenue was $16 million and $7 million for the three months ended July 4, 2025 and June 28, 2024, respectively. The $9 million increase was primarily the result of the settlement of a claim on a large Non-Core Loss Project, which included a reduction to revenue during the three months ended June 28, 2024 and which did not reoccur during the three months ended July 4,

2025.

Gross margin recognized on Non-Core Projects was $(7) million for the three months ended July 4, 2025 as compared to $(36) million for the three months ended June 28, 2024. The $29 million increase was primarily the result of the settlement of a claim discussed above, which included a reduction to revenue and did not reoccur during the three months ended July 4, 2025.

A subset of Non-Core Projects ("Non-Core Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Non-Core Loss Projects was $13 million and $(7) million for the three months ended July 4, 2025 and June 28, 2024, respectively. Gross margin recognized on these Non-Core Loss Projects was $(3) million and $(32) million for the three months ended July 4, 2025 and June 28, 2024, respectively. The change in gross margin was primarily the result of the settlement of a claim discussed above, which included a reduction to revenue and which did not reoccur during the three months ended July 4, 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $4 million during the three months ended July 4, 2025 primarily as a result of the continued implementation of our transformation plan.

Equity in loss of unconsolidated joint ventures

Equity in loss of unconsolidated joint ventures decreased by $2 million during the three months ended July 4, 2025 primarily as the result of elevated costs due to schedule extensions experienced during the three months ended June 28, 2024 which did not reoccur during the three months ended July 4, 2025.

Gain on sale of assets

Gain on sale of assets decreased by $4 million during the three months ended July 4, 2025 primarily due to the gain recognized on the sale of the assets of foundation drilling Non-Core Projects during the second quarter of 2024.

Interest expense

Interest expense remained approximately flat period over period.

Other (income) expense, net

Other (income) expense, net increased by $2 million during the three months ended July 4, 2025 primarily as the result of a $1 million loss recognized on the settlement of certain claims with AECOM as well as other costs incurred during the three months ended June 28, 2024 which did not reoccur during the three months ended July 4, 2025.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2025 and a realized tax loss for the fiscal year ended 2024, no income tax expense was recorded for either the three months ended July 4, 2025 or the three months ended June 28, 2024.

Net loss

Net loss decreased by $43 million to a net loss of $8 million for the three months ended July 4, 2025, primarily due to increase in gross margin of $39 million, decrease in selling, general and administrative expenses of $4 million, decrease in equity in loss of unconsolidated joint ventures of $2 million and increase in other (income) expense, net of $2 million, partially offset by decrease in the gain on the sale of assets of $4 million, all as described above.

Six Months Ended July 4, 2025 compared to the Six Months Ended June 28, 2024

The following table sets forth selected financial data for the six months ended July 4, 2025 compared to the six months ended June 28, 2024:

	Six Months Ended				% of Revenue
	July 4,	June 28,	$	%	July 4,	June 28,
(In thousands, except percentage data)	2025	2024	Change	Change	2025	2024
Revenue	$250,512	$210,648	$39,864	19%	100%	100%
Cost of revenue	237,687	257,639	(19,952)	(8)	95	122
Gross margin	12,825	(46,991)	59,816	(127)	5	(22)
Selling, general and administrative expenses	29,409	34,891	(5,482)	(16)	12	17
Total operating expenses	29,409	34,891	(5,482)	(16)	12	17
Equity in earnings (loss) of unconsolidated joint ventures	539	(1,591)	2,130	(134)	—	(1)
Gain on sale of assets	70	3,688	(3,618)	(98)	—	2
Loss from operations	(15,975)	(79,785)	63,810	(80)	(7)	(38)
Interest expense	2,313	2,393	(80)	(3)	1	1
Other (income) expense, net	(152)	2,545	(2,697)	(106)	—	1
Net loss before income tax	(18,136)	(84,723)	66,587	(79)	(8)	(40)
Income tax expense	—	—	—	—	—	—
Net loss	$(18,136)	$(84,723)	$66,587	(79)%	(8)%	(40)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the six months ended July 4, 2025 compared to the six months ended June 28, 2024:

	Six Months Ended
(In thousands, except percentage data)	July 4, 2025	June 28, 2024	$ Change	% Change
Shimmick Projects
Revenue	$205,773	$173,981	$31,792	18%
Gross Margin	$20,186	$4,134	$16,052	388%
Gross Margin (%)	10%	2%
Non-Core Projects
Revenue	$44,739	$36,667	$8,072	22%
Gross Margin	$(7,361)	$(51,125)	$43,764	(86)%
Gross Margin (%)	(16)%	(139)%
Consolidated Total
Revenue	$250,512	$210,648	$39,864	19%
Gross Margin	$12,825	$(46,991)	$59,816	(127)%
Gross Margin (%)	5%	(22)%

Shimmick Projects

Revenue recognized on Shimmick Projects was $206 million and $174 million for the six months ended July 4, 2025 and June 28, 2024, respectively. The $32 million increase in revenue was primarily the result of $31 million of revenue from a California Palisades fire clean-up project and $1 million of revenue from new water and infrastructure projects ramping up.

Gross margin recognized on Shimmick Projects was $20 million and $4 million for the six months ended July 4, 2025 and June 28, 2024, respectively. The $16 million increase in the gross margin was primarily the result of $7 million in gross margin from a California Palisades fire clean-up project and $9 million in gross margin from new water and infrastructure projects ramping up.

Non-Core Projects

Non-Core Projects revenue was $45 million and $37 million for the six months ended July 4, 2025 and June 28, 2024, respectively. The $8 million increase was primarily due to a settlement of a claim on a large Non-Core Loss Project identified during the six months ended June 28, 2024 which did not reoccur during the six months ended July 4, 2025.

Gross margin was $(7) million for the six months ended July 4, 2025 as compared to $(51) million for the six months ended June 28, 2024. The $44 million increase was primarily the result of the settlement of a claim discussed above as well as cost increases for time and design-related schedule extensions identified during the six months ended June 28, 2024 which did not reoccur during the six months ended July 4, 2025.

A subset of Non-Core Projects ("Non-Core Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss

Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects. Revenue recognized on these Non-Core Loss Projects was $31 million and $8 million for the six months ended July 4, 2025 and June 28, 2024, respectively. Gross margin recognized on these Non-Core Loss Projects was $(4) million and $(44) million for the six months ended July 4, 2025 and June 28, 2024, respectively. The change in gross margin was primarily the result of the settlement of a claim discussed above as well as cost increases for time and design-related schedule extensions identified during the six months ended June 28, 2024 which did not reoccur during the six months ended July 4, 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $5 million during the six months ended July 4, 2025 primarily as a result of the continued implementation of our transformation plan.

Equity in earnings (loss) of unconsolidated joint ventures

Equity in earnings (loss) of unconsolidated joint ventures decreased by $2 million during the six months ended July 4, 2025 primarily as the result of increased costs due to schedule extensions experienced during the six months ended June 28, 2024 which did not reoccur during the six months ended July 4, 2025.

Gain on sale of assets

Gain on sale of assets decreased by $4 million during the six months ended July 4, 2025 primarily due to the gain recognized on the sale of the assets of our foundation drilling Non-Core Projects during the second quarter of 2024.

Interest expense

Interest expense remained approximately flat period over period.

Other (income) expense, net

Other (income) expense, net increased by $3 million during the six months ended July 4, 2025 primarily as the result of a $1 million loss recognized on the settlement of certain claims with AECOM as well as expenses recognized associated with the change in fair value of contingent consideration and other costs incurred during the six months ended June 28, 2024 which did not reoccur during the six months ended July 4, 2025.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2025 and a realized tax loss for the fiscal year ended 2024, no income tax expense was recorded for either the six months ended July 4, 2025 or the six months ended June 28, 2024.

Net loss

Net loss decreased by $67 million to a net loss of $18 million for the six months ended July 4, 2025, primarily due to increase in gross margin of $60 million, decrease in selling, general and administrative expenses of $5 million, increase in other (income) expense, net of $3 million, decrease in equity in earnings (loss) of unconsolidated joint ventures of $2 million, partially offset by decrease in the gain on the sale of assets of $4 million, all as described above.

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

Adjusted Net Loss

Adjusted net loss represents Net loss attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, legal fees and other costs for Non-Core Projects and other costs. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

Adjusted EBITDA

Adjusted EBITDA represents our Net loss attributable to Shimmick Corporation before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation, legal fees and other costs for Non-Core Projects and other costs. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

See reconciliations below:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2025	2024	2025	2024
Net loss attributable to Shimmick Corporation	$(8,525)	$(51,389)	$(18,295)	$(84,722)
Transformation costs (1)	725	2,608	1,440	2,608
Stock-based compensation	1,528	969	3,318	1,967
Legal fees and other costs for Non-Core Projects (2)	1,434	2,629	1,094	5,360
Other (3)	42	209	233	446
Adjusted net loss	$(4,796)	$(44,974)	$(12,210)	$(74,341)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands)	2025	2024	2025	2024
Net loss attributable to Shimmick Corporation	$(8,525)	$(51,389)	$(18,295)	$(84,722)
Interest expense	1,313	1,496	2,313	2,393
Income tax expense	—	—	—	—
Depreciation and amortization	3,249	3,789	6,709	8,199
Transformation costs (1)	725	2,608	1,440	2,608
Stock-based compensation	1,528	969	3,318	1,967
Legal fees and other costs for Non-Core Projects (2)	1,434	2,629	1,094	5,360
Other (3)	42	209	233	446
Adjusted EBITDA	$(234)	$(39,689)	$(3,188)	$(63,749)

(1) Consists of transformation-related costs we have incurred including advisory costs in connection with settling outstanding claims in connection with exiting certain Non-Core Projects as part of the Company’s growth strategy to address and capitalize on the nation’s growing need for water and other critical infrastructure.

(2) Consists of legal fees and other costs incurred in connection with claims relating to Non-Core Projects.

(3) Consists of transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner.

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the six months ended July 4, 2025 our capital expenditures were approximately $1 million compared to $8 million for the six months ended June 28, 2024. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at July 4, 2025 totaled $21 million and availability under the Credit Agreement and ACF Credit Agreement totaled $51 million and $1 million, respectively, resulting in total liquidity of $73 million.

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

Total debt outstanding on the condensed consolidated balance sheets is comprised of the following:

(In thousands)	July 4, 2025	January 3, 2025
Credit Agreement	$11,140	$11,503
ACF Credit Agreement	14,384	—
Ansley Loan Agreement	14,499	—
Unamortized debt issuance costs	(3,650)	(2,025)
Total debt, net	$36,373	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on August 8, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the third quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The
Company is not aware of any instances of noncompliance with non-financial or financial covenants as of July 4, 2025.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of July 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park
Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the
Ansley Loan Agreement. As of July 4, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the six months ended July 4, 2025, the Company paid $1 million in cash interest and accrued $2 million in non-cash payment-in-kind interest as of July 4, 2025.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	July 4,	June 28,
(In thousands)	2025	2024
Net cash used in operating activities	$(41,987)	$(78,848)
Net cash provided by (used in) investing activities	2,051	(18)
Net cash provided by financing activities	26,808	37,834
Net decrease in cash, cash equivalents and restricted cash	(13,128)	(41,032)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$22,667	$22,878

Operating Activities

During the six months ended July 4, 2025, net cash used in operating activities was $42 million, compared to net cash used in operating activities of $79 million for the six months ended June 28, 2024. Cash flows used in operating activities were driven by net loss, adjusted for various non-cash items and changes in contract liabilities, contract assets, accounts payable and accrued expenses balances, other assets and liabilities, accounts receivable and accrued salaries and wages as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities. The changes in the components of operating assets and liabilities during the six months ended July 4, 2025 and June 28, 2024 were as follows:

	Six Months Ended
	July 4,	June 28,
(In thousands)	2025	2024
Accounts receivable, net	$(3,548)	$5,659
Contract assets	6,635	7,996
Accounts payable	10,593	(24,508)
Contract liabilities	(48,618)	(3,963)
Accrued salaries, wages and benefits	(94)	1,699
Accrued expenses	1,220	5,176
Other assets and liabilities	(2,700)	3,874
Changes in operating assets and liabilities, net	$(36,512)	$(4,067)

During the six months ended July 4, 2025, the decrease in operating assets and liabilities was $37 million, which was primarily driven by decreases in contract liabilities and increases in accounts payable. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the six months ended July 4, 2025, net cash provided by investing activities was $2 million, which was primarily driven by return of investment in unconsolidated joint ventures.

For the six months ended June 28, 2024, net cash used in investing activities was negligible, which was primarily driven by purchases of property, plant and equipment of $8 million and contributions to unconsolidated joint ventures of $4 million, offset by proceeds from the sale of assets of $11 million.

Financing Activities

For the six months ended July 4, 2025, net cash provided by financing activities was $27 million, which primarily consisted of net borrowings from credit and loan agreements of $28 million, partially offset by $1 million of other, net which is primarily comprised of debt issuance costs incurred for the ACF Credit Agreement and Ansley Loan Agreement entered into during the first quarter of 2025.

For the six months ended June 28, 2024, net cash provided by financing activities was $38 million, which primarily consisted of net borrowings from credit facilities of $40 million, partially offset by debt issuance costs incurred for the Credit Facility entered into during the second quarter of 2024.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. The Company did not have any letters of credit outstanding as of July 4, 2025 or January 3, 2025.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the remainder of the fiscal year ending January 2, 2026 through the fiscal years ending through January 3, 2030 of approximately $4 million, $6 million, $5 million, $5 million, $3 million, respectively, and approximately $3 million in the aggregate thereafter based on balances outstanding as of July 4, 2025.

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

As of July 4, 2025, we had a backlog of projects of $652 million with over half of those projects in strategic target markets aligned with our strategic plan.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
July 4, 2025
Backlog by customer type:
State and local agencies	70%
Federal agencies	12%
Private owners	18%
Total backlog	100%

As of
July 4, 2025
Backlog by contract type:
Fixed-price	84%
Cost reimbursable	16%
Total backlog	100%

As of
July 4, 2025
Estimated backlog recognized:
0 to 24 months	85%
25 to 36 months	5%
Beyond 36 months	10%
Total backlog	100%

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of July 4, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last thirty-three months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls associated with estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

We have engaged a third-party advisory firm to evaluate the design and operating effectiveness of internal control over financial reporting as part of our remediation plan. We continue to evaluate our controls and will conduct such testing that is necessary to conclude on the design and operating effectiveness of the controls. Material weaknesses cannot be considered fully remediated until the existing controls have been in place and operating for a sufficient period of time to enable management to test and to conclude on the operating effectiveness of the controls. Additional remediation may be necessary as we continue to monitor and evaluate the effectiveness of controls.

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended July 4, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended July 4, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
10.1

Amendment No. 6 to Credit, Security and Guaranty Agreement, dated August 8, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto

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

Shimmick Corporation

Date: August 14, 2025	By:	/s/ Todd W. Yoder
Todd W. Yoder
Executive Vice President, Chief Financial Officer and Treasurer