Form 10-Q
period 2025-10-03
Shimmick Corp
filed 2025-11-13
CIK 1887944

fROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2025

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

As of November 11, 2025, the registrant had 35,815,479 shares of Common Stock, par value $0.01 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	October 3,	January 3,
	2025	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,597	$33,730
Restricted cash	1,328	2,065
Accounts receivable, net	41,785	42,988
Contract assets, current	87,585	46,603
Prepaids and other current assets	14,026	15,614

TOTAL CURRENT ASSETS	162,321	141,000

Property, plant and equipment, net	12,498	19,132
Intangible assets, net	4,735	6,667
Contract assets, non-current	6,965	23,517
Lease right-of-use assets	18,253	24,232
Investment in unconsolidated joint ventures	13,320	19,016
Other assets	397	300

TOTAL ASSETS	$218,489	$233,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$72,331	$46,475
Contract liabilities, current	47,358	102,524
Accrued salaries, wages and benefits	26,970	28,950
Accrued expenses	35,534	38,556
Short-term debt, net	3,446	—
Other current liabilities	9,022	13,759

TOTAL CURRENT LIABILITIES	194,661	230,264

Long-term debt, net	54,050	9,478
Lease liabilities, non-current	12,880	15,987
Contract liabilities, non-current	257	113
Contingent consideration	5,083	4,686
Other liabilities	4,214	8,010

TOTAL LIABILITIES	271,145	268,538

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized as of October 3, 2025 and January 3, 2025; 35,798,389 and 34,271,214 shares issued and outstanding as of October 3, 2025 and January 3, 2025, respectively	358	343
Additional paid-in-capital	47,888	43,353
Retained deficit	(100,902)	(78,211)
Non-controlling interests	—	(159)

TOTAL STOCKHOLDERS' DEFICIT	(52,656)	(34,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$218,489	$233,864

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
Revenue	$141,920	$166,035	$392,432	$376,684
Cost of revenue	131,131	153,846	368,818	411,485
Gross margin	10,789	12,189	23,614	(34,801)
Selling, general and administrative expenses	14,292	12,985	43,701	47,878
ERP pre-implementation asset impairment and associated costs	—	15,708	—	15,708
Total operating expenses	14,292	28,693	43,701	63,586
Equity in earnings (loss) of unconsolidated joint ventures	312	812	851	(779)
Gain on sale of assets, net	10	16,896	80	20,585
(Loss) income from operations	(3,181)	1,204	(19,156)	(78,581)
Interest expense	1,434	1,977	3,747	4,370
Other (income) expense, net	(219)	791	(371)	3,335
Net loss before income tax	(4,396)	(1,564)	(22,532)	(86,286)
Income tax expense	—	—	—	—
Net loss	(4,396)	(1,564)	(22,532)	(86,286)
Net income attributable to non-controlling interests	—	—	159	—
Net loss attributable to Shimmick Corporation	$(4,396)	$(1,564)	$(22,691)	$(86,286)
Net loss attributable to Shimmick Corporation per common share
Basic	$(0.12)	$(0.05)	$(0.65)	$(2.96)
Diluted	$(0.12)	$(0.05)	$(0.65)	$(2.96)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of July 4, 2025	35,248,424	$353	$46,691	$(96,506)	$—	$(49,462)
Net loss	—	—	—	(4,396)	—	(4,396)
Issuance of common stock	549,965	5	(5)	—	—	—
Stock-based compensation	—	—	1,202	—	—	1,202
Balance as of October 3, 2025	35,798,389	$358	$47,888	$(100,902)	$—	$(52,656)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of June 28, 2024	33,709,919	$337	$39,205	$(38,185)	$(921)	$436
Net loss	—	—	—	(1,564)	—	(1,564)
Issuance of common stock	28,820	1	1	—	—	2
Stock-based compensation	—	—	1,337	—	—	1,337
Contributions from non-controlling interests	—	—	—	—	762	762
Balance as of September 27, 2024	33,738,739	$338	$40,543	$(39,749)	$(159)	$973

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)
Net (loss) income	-	—	—	(22,691)	159	(22,532)
Issuance of common stock	1,527,175	15	15	—	—	30
Stock-based compensation	-	—	4,520	—	—	4,520
Balance as of October 3, 2025	35,798,389	$358	$47,888	$(100,902)	$—	$(52,656)

	Common Stock		Additional Paid-in-	Retained Earnings	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	(Deficit)	Interests	Equity
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(86,286)	—	(86,286)
Issuance of common stock	8,244,862	83	12,794	—	—	12,877
Stock-based compensation	—	—	3,304	—	—	3,304
Contributions from non-controlling interests	—	—	—	—	762	762
Distributions to non-controlling interests	—	—	—	—	(174)	(174)
Balance as of September 27, 2024	33,738,739	$338	$40,543	$(39,749)	$(159)	$973

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	October 3,	September 27,
	2025	2024

Cash Flows From Operating Activities
Net loss	$(22,532)	$(86,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,520	3,304
Depreciation and amortization	9,840	11,646
Equity in (earnings) loss of unconsolidated joint ventures	(851)	779
Return on investment in unconsolidated joint ventures	3,802	610
ERP pre-implementation asset impairment	—	10,428
Gain on sale of assets, net	(80)	(20,585)
Other	1,542	1,892
Changes in operating assets and liabilities:
Accounts receivable, net	1,203	663
Contract assets	(24,430)	(2,418)
Accounts payable	25,856	(12,149)
Contract liabilities	(55,166)	(18,157)
Accrued salaries, wages and benefits	(1,979)	2,489
Accrued expenses	(3,022)	34,165
Other assets and liabilities	(4,435)	7,436
Net cash used in operating activities	(65,732)	(66,183)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(5,862)	(9,963)
Proceeds from sale of assets	4,868	31,608
Unconsolidated joint venture equity contributions	—	(3,460)
Return of investment in unconsolidated joint ventures	2,935	204
Net cash provided by investing activities	1,941	18,389
Cash Flows From Financing Activities
Borrowings on credit and loan agreements	90,581	42,000
Repayments on credit and loan agreements	(42,079)	—
Net repayments of Revolving Credit Facility	—	(29,619)
Other	(1,581)	(1,924)
Net cash provided by financing activities	46,921	10,457
Net decrease in cash, cash equivalents and restricted cash	(16,870)	(37,337)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$18,925	$26,573
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$17,597	$25,962
Restricted cash	1,328	611
Total cash, cash equivalents and restricted cash	$18,925	$26,573

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three and nine months ended October 3, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects that adoption of this guidance will have on the condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose additional information about certain expenses in the notes to financial statements, enhancing transparency and providing more detailed insights for investors and other stakeholders. This guidance is effective for annual periods beginning after December 15, 2026, and quarterly periods thereafter. The Company is currently evaluating the effects that adoption of this guidance will have on the condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, to address complexities in applying current expected credit losses for current accounts receivable and contract assets. The amendments allow entities to make an accounting policy election to apply a practical expedient when estimating expected credit losses for certain assets, which allows entities to assume that economic conditions at the balance sheet date will remain unchanged for the remaining life of those assets. The amendments are effective in annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the effects that adoption of this guidance will have on the condensed consolidated financial statements and related disclosures.

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2025	2024	2025	2024
Fixed-price	$134,338	$153,802	$339,612	$349,182
Cost reimbursable	7,356	11,602	51,930	25,983
Equipment and labor revenue	226	631	890	1,519
Total revenue	$141,920	$166,035	$392,432	$376,684

Projects started after prior ownership ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Projects that started under prior ownership or focus on foundation drilling are referred to as "Non-Core Projects" (formerly referred to as "Legacy and Foundations Projects").

The following table presents the Company’s revenue disaggregated by Shimmick Projects and Non-Core Projects:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2025	2024	2025	2024
Shimmick Projects	$106,826	$101,475	$312,599	$275,457
Non-Core Projects	35,094	64,560	79,833	101,227
Total revenue	$141,920	$166,035	$392,432	$376,684

Remaining performance obligations

The Company had $716 million of remaining performance obligations yet to be satisfied as of October 3, 2025. Our remaining performance obligations have a weighted average life of 2.5 years as of October 3, 2025.

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

	October 3,	January 3,
	2025	2025	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$87,585	$46,603	$40,982
Retainage receivable	6,965	23,517	(16,552)
Total contract assets	94,550	70,120	24,430

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(5,367)	(50,490)	45,123
Forward loss reserve	(42,248)	(52,147)	9,899
Total contract liabilities	(47,615)	(102,637)	55,022
Net	$46,935	$(32,517)	$79,452

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

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $37 million during the nine months ended October 3, 2025 that was included in contract liabilities as of January 3, 2025.

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

	October 3,	January 3,
	2025	2025
(In thousands)
Total accounts receivable, gross	$42,609	$43,942
Allowance for credit losses	(824)	(954)
Accounts receivable, net	$41,785	$42,988

Substantially all contract assets as of October 3, 2025 and January 3, 2025 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

The Company is in the process of negotiating or awaiting approval of unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work. With respect to one Non-Core Project, the Company continues to discuss potential change orders and/or changes in scope to the project, each of which or in the aggregate have the potential to materially impact the Company’s results of operations. The Company may take legal action if it and the customer cannot reach a mutually acceptable resolution. With respect to another Non-Core Project, the Company completed the services of an operation and maintenance contract in the third quarter of fiscal year 2025 that was previously winding down.

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of October 3, 2025
Customer one	42.5%

As of January 3, 2025
Customer one	40.6%
Customer two	20.2%

Significant Customers as a Percentage of Revenue
Three Months Ended October 3, 2025
Customer one	21.4%
Customer two	18.6%
Customer three	11.1%

Three Months Ended September 27, 2024
Customer one	22.8%
Customer two	11.9%
Customer three	11.8%
Customer four	10.8%

Significant Customers as a Percentage of Revenue
Nine Months Ended October 3, 2025
Customer one	16.1%
Customer two	14.6%
Customer three	12.9%
Customer four	11.8%

Nine Months Ended September 27, 2024
Customer one	17.3%
Customer two	14.6%
Customer three	12.1%

Revisions in Estimates

Changes in contract estimates resulted in net increases in gross margin of $2 million for the three months ended October 3, 2025, primarily due to lower cost estimates on favorable scope close out on a Shimmick water project as well as a Non-Core bridge project. Changes in contract estimates resulted in net decreases in gross margin of $7 million for the nine months ended October 3, 2025, primarily due to cost increases related to delays and lower productivity on a federal lock and dam Non-Core Project.

Changes in contract estimates resulted in net increases in gross margin of $7 million for the three months ended September 27, 2024, primarily due to the favorable Golden Gate Bridge Project (the "GGB Project") settlement, partially offset by increased forecasted cost to complete loss jobs. Changes in contract estimates resulted in net decreases in gross margin of $44 million for the nine months ended September 27, 2024, primarily due to the settlement on a federal lock and dam Non-Core Project and increased forecasted cost to complete loss jobs, partially offset by the favorable GGB Project settlement.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	October 3,	January 3,
	2025	2025
(In thousands)
Current assets	$9,628	$11,063
Total assets	$9,628	$11,063
Current liabilities	$35,753	$63,512
Non-current liabilities	3,460	2,433
Total liabilities	$39,213	$65,945

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
(In thousands)
Revenue	$4,860	$38,136	$17,089	$45,494

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	October 3,	January 3,
	2025	2025
(In thousands)
Current assets	$46,194	$60,738
Non-current assets	3,103	9,573
Total assets	$49,297	$70,311
Current liabilities	$23,361	$28,351
Total liabilities	$23,361	$28,351

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
(In thousands)
Revenue	$16,400	$21,393	$47,869	$53,018
Cost of revenue	16,719	22,996	48,318	61,821
Gross margin	$(319)	$(1,603)	$(449)	$(8,803)
Net loss	$(319)	$(1,603)	$(449)	$(8,803)

The Company recognized equity in earnings of unconsolidated joint ventures of $312 thousand and $1 million for the three and nine months ended October 3, 2025, respectively, and equity in earnings (loss) of unconsolidated joint ventures of $1 million and $(1) million for the three and nine months ended September 27, 2024, respectively.

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
(In thousands)
Revenue	$150	$474	$590	$1,207

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of October 3, 2025 and January 3, 2025 are as follows:

	October 3,	January 3,
	2025	2025
(In thousands)
Accounts receivable, net	$2,260	$2,098

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of October 3, 2025 and January 3, 2025 and depreciation expense for the three and nine months ended October 3, 2025 and September 27, 2024:

	October 3,	January 3,
(In thousands)	2025	2025
Building and land	$171	$171
Machinery, equipment, and vehicles	52,114	51,227
Office equipment, software and construction in progress	6,942	6,876
Property, plant and equipment, gross	59,227	58,274
Accumulated depreciation	(46,729)	(39,142)
Property, plant and equipment, net	$12,498	$19,132

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2025	2024	2025	2024
(In thousands)
Depreciation expense	$2,400	$2,737	$7,707	$9,515

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

The following tables present the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	October 3, 2025
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	2.3	$10,600	$(7,192)	$3,408
Customer contracts	1.3	6,373	(5,046)	1,327
Total		$16,973	$(12,238)	$4,735

	January 3, 2025
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	3	$10,600	$(6,057)	$4,543
Customer contracts	2	6,373	(4,249)	2,124
Total		$16,973	$(10,306)	$6,667

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
(In thousands)	Expense
2025	$645
2026	2,577
2027	1,513
Total	$4,735

Note 6. Debt

Total debt outstanding in the condensed consolidated balance sheets is comprised of the following:

(In thousands)	October 3, 2025	January 3, 2025
Credit Agreement	$33,636	$11,503
ACF Credit Agreement	14,280	—
Ansley Loan Agreement	12,971	—
Unamortized debt issuance costs	(3,391)	(2,025)
Total debt, net	57,496	9,478
Less: Short-term debt, net	3,446	—
Total long-term debt, net	$54,050	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on October 31, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the fourth quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The
Company is not aware of any instances of noncompliance with non-financial or financial covenants as of October 3, 2025.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of October 3, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park
Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the
Ansley Loan Agreement. As of October 3, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the three and nine months ended October 3, 2025, the Company paid $450 thousand and $1 million in cash interest, respectively, and accrued $3 million in non-cash payment-in-kind interest as of October 3, 2025.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three and nine months ended October 3, 2025 and September 27, 2024.

For the three and nine months ended October 3, 2025 and September 27, 2024, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense.

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

After weighing all the evidence, giving more weight to the evidence that was objectively verifiable, a valuation allowance of $174 million and $170 million as of October 3, 2025 and January 3, 2025, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

Total compensation expense related to stock-based grants was $5 million and $3 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding was $3 million and $7 million as of October 3, 2025 and September 27, 2024, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 0.9 year and 1 year as of October 3, 2025 and September 27, 2024, respectively.

For the nine months ended October 3, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 3, 2025	3,337,150	$1.26	$0.66	6.3
Exercised	(1,261,626)	1.26	0.66	—
Forfeited & expired	(211,105)	1.26	0.66	—
Outstanding as of October 3, 2025	1,864,419	1.26	0.66	5.6
Exercisable as of October 3, 2025	1,864,419	$1.26	$0.66	5.6

The following table summarizes the activities for unvested Shimmick restricted stock units for the nine months ended October 3, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 3, 2025	2,617,110	$2.88
Awarded	644,124	1.59
Forfeited	—	—
Vested	(1,484,789)	2.75
Unvested as of October 3, 2025	1,776,445	$2.52

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 1.9 million and 3.4 million employee stock options as of October 3, 2025 and September 27, 2024, respectively, and 1.8 million and 2.4 million restricted stock units as of October 3, 2025 and September 27, 2024, respectively, were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Numerator:
Net loss attributable to Shimmick Corporation	$(4,396)	$(1,564)	$(22,691)	$(86,286)
Numerator for basic and diluted EPS	$(4,396)	$(1,564)	$(22,691)	$(86,286)

Denominator:
Denominator for basic EPS - weighted average shares	35,397	33,723	34,886	29,127
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock units	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	35,397	33,723	34,886	29,127
Basic earnings per common share	$(0.12)	$(0.05)	$(0.65)	$(2.96)
Diluted earnings per common share	$(0.12)	$(0.05)	$(0.65)	$(2.96)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2025	September 27, 2024	October 3, 2025	September 27, 2024
Operating lease cost
Cost of revenue	$2,159	$3,239	$6,652	$7,988
Selling, general and administrative expenses	237	478	761	1,028
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	516	66	803	199
Interest on lease liabilities	30	4	73	18
Short-term lease cost	171	88	418	332
Total lease cost	$3,113	$3,875	$8,707	$9,565

Additional condensed consolidated balance sheets information related to leases is as follows:

		October 3,	January 3,
(In thousands)	Balance Sheet Classification	2025	2025
Assets:
Operating lease assets	Lease right-of-use assets	$16,956	$24,232
Finance lease assets	Lease right-of-use assets	1,297	—
Total lease assets		$18,253	$24,232

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$4,732	$6,571
Finance lease liabilities	Other current liabilities	330	—
Total current lease liabilities		$5,062	$6,571

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$11,891	$15,987
Finance lease liabilities	Lease liabilities, non-current	989	—
Total non-current lease liabilities		$12,880	$15,987

Weighted average remaining lease term information related to leases is as follows:

	October 3,	January 3,
	2025	2025
Weighted average remaining lease term (in years):
Operating leases	4.3	4.3
Finance leases	2.7	—
Weighted average discount rate:
Operating leases	7.4%	6.9%
Finance leases	8.8%	—

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	October 3,	September 27,
(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,723	$7,768
Financing cash flows from finance leases	179	235
Right-of-use assets obtained in exchange for new operating leases	$1,311	$6,527

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
Year
2025	$639	$110
2026	5,411	432
2027	3,904	432
2028	3,810	541
2029	2,729	—
Thereafter	3,215	—
Total lease payments	19,708	1,515
Amounts representing interest	(3,085)	(196)
Total lease liabilities	$16,623	$1,319

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of October 3, 2025 and January 3, 2025, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

In May 2025, a labor management committee affiliated with the Pipefitters Union filed a lawsuit against Shimmick and 20 other defendants, including sureties, alleging violations of the California False Claims Act and related claims. The lawsuit involves 27 projects across 23 public agencies in California, none of which are parties to the case. The Pipefitters Union alleges $4.7 billion in damages, which is based on the cumulative contract values for each project, plus treble damages under the California False Claims Act. The Union alleges Shimmick improperly assigned work to the Laborers Union instead of the Pipefitters Union and violated apprenticeship rules by failing to meet the required apprentice-to-journeyperson work ratio. Shimmick denies all claims, and asserts exceptions and disclosures occurred such that the claims have no merit. Shimmick also disputes the legal theory underlying the case and views the use of the False Claims Act as a misapplication of the statute. The process of discovery and evaluation is in its early stages and it is too early to assess if any loss is probable.

The Company has recorded contingent consideration as of October 3, 2025 and January 3, 2025 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of October 3, 2025 or January 3, 2025.

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

We have a long history of successfully completing complex water projects, ranging from the world’s largest wastewater recycling and purification system in California to the iconic Hoover Dam. According to Engineering News Record, in 2025, we are nationally ranked as a top fifteen builder of water supply (#12), dams and reservoirs (#8), and water treatment and desalination plants (#11). Our business includes construction operations from Morrison Knudsen and Washington Group International which were consolidated in 2017 by AECOM. In 2021, we were sold by AECOM and became an independent company under new private ownership ("AECOM Sale Transaction"). In November 2023, we completed our initial public offering (the “IPO”) and currently our stock is listed for trading on the Nasdaq Capital Market under the symbol "SHIM".

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

As of October 3, 2025, we had a backlog of projects of approximately $754 million, mostly located in California, with ongoing projects in six other states. We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

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

Results of Operations

Three Months Ended October 3, 2025 compared to the Three Months Ended September 27, 2024

The following table sets forth selected financial data for the three months ended October 3, 2025 compared to the three months ended September 27, 2024:

	Three Months Ended				% of Revenue
	October 3,	September 27,	$	%	October 3,	September 27,
(In thousands, except percentage data)	2025	2024	Change	Change	2025	2024
Revenue	$141,920	$166,035	$(24,115)	(15)%	100%	100%
Cost of revenue	131,131	153,846	(22,715)	(15)	92	93
Gross margin	10,789	12,189	(1,400)	(11)	8	7
Selling, general and administrative expenses	14,292	12,985	1,307	10	10	8
ERP pre-implementation asset impairment and associated costs	—	15,708	(15,708)	(100)	—	9
Total operating expenses	14,292	28,693	(14,401)	(90)	10	17
Equity in earnings of unconsolidated joint ventures	312	812	(500)	(62)	—	—
Gain on sale of assets, net	10	16,896	(16,886)	(100)	—	10
(Loss) income from operations	(3,181)	1,204	(4,385)	(364)	(2)	—
Interest expense	1,434	1,977	(543)	(27)	1	1
Other (income) expense, net	(219)	791	(1,010)	(128)	—	—
Net loss before income tax	(4,396)	(1,564)	(2,832)	181	(3)	(1)
Income tax expense	—	—	—	—	—	—
Net loss	$(4,396)	$(1,564)	$(2,832)	181%	(3)%	(1)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended October 3, 2025 compared to the three months ended September 27, 2024:

	Three Months Ended
(In thousands, except percentage data)	October 3, 2025	September 27, 2024	$ Change	% Change
Shimmick Projects
Revenue	$106,826	$101,475	$5,351	5%
Gross Margin	$9,964	$6,181	$3,783	61%
Gross Margin (%)	9%	6%
Non-Core Projects
Revenue	$35,094	$64,560	$(29,466)	(46)%
Gross Margin	$825	$6,008	$(5,183)	(86)%
Gross Margin (%)	2%	9%
Consolidated Total
Revenue	$141,920	$166,035	$(24,115)	(15)%
Gross Margin	$10,789	$12,189	$(1,400)	(11)%
Gross Margin (%)	8%	7%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Revenue recognized on Shimmick Projects was $107 million and $101 million for the three months ended October 3, 2025 and September 27, 2024, respectively. The $6 million increase in revenue was primarily the result of $25 million of revenue from new projects ramping up, partially offset by a $19 million decrease from lower activity on existing projects and projects winding down.

Gross margin recognized on Shimmick Projects was $10 million and $6 million for the three months ended October 3, 2025 and September 27, 2024, respectively. The $4 million increase in the gross margin was primarily the result of $8 million of increases of gross margin from new higher margin projects ramping up, partially offset by $4 million of decreases in gross margin from lower activity on existing projects and projects winding down.

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

Non-Core Projects revenue was $35 million and $65 million for the three months ended October 3, 2025 and September 27, 2024, respectively. The $30 million decrease was primarily the result of the favorable GGB Project settlement, which included a $31 million increase to revenue during the three months ended September 27, 2024 and which did not reoccur during the three months ended October 3, 2025.

Gross margin recognized on Non-Core Projects was $1 million for the three months ended October 3, 2025 as compared to $6 million for the three months ended September 27, 2024. The $5 million decrease was primarily the result of the favorable GGB Project settlement, which contributed $11 million to gross margin during the three months ended September 27, 2024, partially offset by $3 million of costs during the three months ended September 27, 2024 which did not reoccur during the three months ended October 3, 2025.

A subset of Non-Core Projects ("Non-Core Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $31 million and $49 million for the three months ended October 3, 2025 and September 27, 2024, respectively. Gross margin recognized on these Non-Core Loss Projects was $1 million and $10 million for the three months ended October 3, 2025 and September 27, 2024, respectively. The change in gross margin was primarily the result of the GGB Project settlement discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1 million during the three months ended October 3, 2025 primarily as the result of increased legal costs associated with the Pipefitters Union lawsuit during the three months ended October 3, 2025.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures decreased by $1 million during the three months ended October 3, 2025 primarily as the result of increased costs due to schedule extensions experienced during the three months ended October 3, 2025.

Gain on sale of assets, net

Gain on sale of assets, net decreased by $17 million during the three months ended October 3, 2025 primarily due to the gain recognized on the transaction for the sale-leaseback of our equipment yard in Tracy, California during the three months ended September 27, 2024 that did not reoccur during the three months ended October 3, 2025.

Interest expense

Interest expense decreased by $1 million during the three months ended October 3, 2025 primarily due to reduced average long-term debt balances outstanding during the three months ended October 3, 2025 as compared to the three months ended September 27, 2024.

Other (income) expense, net

Other (income) expense, net increased by $1 million during the three months ended October 3, 2025 primarily as the result of expenses recognized associated with the change in fair value of contingent consideration and other costs incurred during the three months ended September 27, 2024 which did not reoccur during the three months ended October 3, 2025.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2025 and a realized tax loss for the fiscal year ended 2024, no income tax expense was recorded for either the three months ended October 3, 2025 or the three months ended September 27, 2024.

Net loss

Net loss increased by $3 million to a net loss of $4 million for the three months ended October 3, 2025, primarily due to a $17 million decrease in gain on sale of assets, net, a decrease in gross margin of $1 million, an increase in Selling, general and administrative expenses of $1 million and a decrease in earnings of unconsolidated joint ventures of $1 million, partially offset by a decrease in ERP pre-implementation asset impairment and associated costs of $16 million, an increase in other (income) expense, net of $1 million and a decrease in interest expense of $1 million, all as described above.

Nine Months Ended October 3, 2025 compared to the Nine Months Ended September 27, 2024

The following table sets forth selected financial data for the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024:

	Nine Months Ended				% of Revenue
	October 3,	September 27,	$	%	October 3,	September 27,
(In thousands, except percentage data)	2025	2024	Change	Change	2025	2024
Revenue	$392,432	$376,684	$15,748	4%	100%	100%
Cost of revenue	368,818	411,485	(42,667)	(10)	94	109
Gross margin	23,614	(34,801)	58,415	(168)	6	(9)
Selling, general and administrative expenses	43,701	47,878	(4,177)	(9)	11	13
ERP pre-implementation asset impairment and associated costs	—	15,708	(15,708)	(100)	—	4
Total operating expenses	43,701	63,586	(19,885)	(109)	11	17
Equity in earnings (loss) of unconsolidated joint ventures	851	(779)	1,630	(209)	—	—
Gain on sale of assets, net	80	20,585	(20,505)	(100)	—	5
Loss from operations	(19,156)	(78,581)	59,425	(76)	(5)	(21)
Interest expense	3,747	4,370	(623)	(14)	1	1
Other (income) expense, net	(371)	3,335	(3,706)	(111)	—	1
Net loss before income tax	(22,532)	(86,286)	63,754	(74)	(6)	(23)
Income tax expense	—	—	—	—	—	—
Net loss	$(22,532)	$(86,286)	$63,754	(74)%	(6)%	(23)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the nine months ended October 3, 2025 compared to the nine months ended September 27, 2024:

	Nine Months Ended
(In thousands, except percentage data)	October 3, 2025	September 27, 2024	$ Change	% Change
Shimmick Projects
Revenue	$312,599	$275,457	$37,142	13%
Gross Margin	$30,150	$10,316	$19,834	192%
Gross Margin (%)	10%	4%
Non-Core Projects
Revenue	$79,833	$101,227	$(21,394)	(21)%
Gross Margin	$(6,536)	$(45,117)	$38,581	(86)%
Gross Margin (%)	(8)%	(45)%
Consolidated Total
Revenue	$392,432	$376,684	$15,748	4%
Gross Margin	$23,614	$(34,801)	$58,415	(168)%
Gross Margin (%)	6%	(9)%

Shimmick Projects

Revenue recognized on Shimmick Projects was $313 million and $275 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. The $38 million increase in revenue was primarily the result of $62 million of revenue from new higher margin projects ramping up and $31 million of revenue from a California Palisades fire clean-up project, partially offset by $55 million of decreases in revenue from lower activity on existing projects and projects winding down.

Gross margin recognized on Shimmick Projects was $30 million and $10 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. The $20 million increase in the gross margin was primarily the result of $13 million in gross margin from new projects ramping up and $7 million in gross margin from a California Palisades fire clean-up project.

Non-Core Projects

Non-Core Projects revenue was $80 million and $101 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. The $21 million decrease was primarily the result of a $13 million reduction to revenue as a result of a project completing and the favorable GGB Project settlement which included a $31 million increase to revenue during the third quarter of 2024, which did not reoccur during the nine months ended October 3, 2025. These impacts were partially offset by the settlement on a federal lock and dam Non-Core Project which included a $23 million reduction to revenue during the second quarter of 2024, which also did not reoccur during the nine months ended October 3, 2025.

Gross margin was $(7) million for the nine months ended October 3, 2025 as compared to $(45) million for the nine months ended September 27, 2024. The $38 million increase was primarily the result of the settlement on a federal lock and dam Non-Core Project discussed above which included a $30 million reduction to gross margin during the second quarter of 2024 as well as $19 million of cost increases for time and design-related schedule extensions identified during the nine months ended September 27, 2024 which did not reoccur during the nine months ended October 3, 2025. These improvements in margin from prior period were partially offset by the favorable GGB Project settlement, which contributed $11 million to gross margin during the third quarter of 2024 and did not reoccur during the nine months ended October 3, 2025.

A subset of Non-Core Projects ("Non-Core Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $61 million and $57 million for the nine months ended October 3, 2025 and September 27, 2024, respectively. Gross margin recognized on these Non-Core Loss Projects was $(3) million and $(34) million for the nine months ended October 3, 2025 and September 27, 2024, respectively. The change in gross margin was primarily the result of the settlement of the claims discussed above as well as cost increases for time and design-related schedule extensions during the nine months ended September 27, 2024 which did not reoccur during the nine months ended October 3, 2025.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $4 million during the nine months ended October 3, 2025 primarily as a result of the continued implementation of our transformation plan.

Equity in earnings (loss) of unconsolidated joint ventures

Equity in earnings (loss) of unconsolidated joint ventures increased by $2 million during the nine months ended October 3, 2025 primarily as the result of increased costs due to schedule extensions experienced during the nine months ended September 27, 2024 which did not reoccur during the nine months ended October 3, 2025.

Gain on sale of assets, net

Gain on sale of assets, net decreased by $21 million during the nine months ended October 3, 2025 primarily due to the $17 million gain recognized on the transaction for the sale-leaseback of our equipment yard in Tracy, California and the $4 million gain recognized on the sale of the assets of our foundation drilling Non-Core Projects, each of which occurred during the nine months ended September 27, 2024 and did not reoccur during the nine months ended October 3, 2025.

Interest expense

Interest expense remained approximately flat period over period.

Other (income) expense, net

Other (income) expense, net increased by $4 million during the nine months ended October 3, 2025 primarily as the result of a $1 million loss recognized on the settlement of certain claims with AECOM as well as expenses recognized associated with the change in fair value of contingent consideration and other costs incurred during the nine months ended September 27, 2024 which did not reoccur during the nine months ended October 3, 2025.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2025 and a realized tax loss for the fiscal year ended 2024, no income tax expense was recorded for either the nine months ended October 3, 2025 or the nine months ended September 27, 2024.

Net loss

Net loss decreased by $63 million to a net loss of $23 million for the nine months ended October 3, 2025, primarily due to increase in gross margin of $58 million, a decrease in ERP pre-implementation asset impairment and associated costs of $16 million, a decrease in selling, general and administrative expenses of $4 million, an increase in other (income) expense, net of $4 million and an increase in equity in earnings (loss) of unconsolidated joint ventures of $2 million, partially offset by a $21 million decrease in gain on sale of assets, net, all as described above.

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

Adjusted Net (Loss) Income

Adjusted net (loss) income represents Net loss attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Non-Core Projects and other costs. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

We have included Adjusted net (loss) income in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net (loss) income can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted net (loss) income provides useful information to investors and others in understanding and evaluating our results of operations.

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

Adjusted EBITDA

Adjusted EBITDA represents our Net loss attributable to Shimmick Corporation before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Non-Core Projects and other costs. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

See reconciliations below:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2025	2024	2025	2024
Net loss attributable to Shimmick Corporation	$(4,396)	$(1,564)	$(22,691)	$(86,286)
Transformation costs (1)	142	1,924	1,582	4,532
Stock-based compensation	1,202	1,337	4,520	3,304
ERP pre-implementation asset impairment and associated costs(2)	—	15,708	—	15,708
Legal fees and other costs for Non-Core Projects (3)	2,652	6,436	3,746	11,796
Other (4)	164	414	397	860
Adjusted net (loss) income	$(236)	$24,255	$(12,446)	$(50,086)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands)	2025	2024	2025	2024
Net loss attributable to Shimmick Corporation	$(4,396)	$(1,564)	$(22,691)	$(86,286)
Interest expense	1,434	1,977	3,747	4,370
Income tax expense	—	—	—	—
Depreciation and amortization	3,131	3,447	9,840	11,646
Transformation costs (1)	142	1,924	1,582	4,532
Stock-based compensation	1,202	1,337	4,520	3,304
ERP pre-implementation asset impairment and associated costs(2)	—	15,708	—	15,708
Legal fees and other costs for Non-Core Projects (3)	2,652	6,436	3,746	11,796
Other (4)	164	414	397	860
Adjusted EBITDA	$4,329	$29,679	$1,141	$(34,070)

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

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the nine months ended October 3, 2025 our capital expenditures were approximately $6 million compared to $10 million for the nine months ended September 27, 2024. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at October 3, 2025 totaled $18 million and availability under the Credit Agreement and ACF Credit Agreement totaled $29 million and $1 million, respectively, resulting in total liquidity of $48 million.

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

Total debt outstanding on the condensed consolidated balance sheets is comprised of the following:

(In thousands)	October 3, 2025	January 3, 2025
Credit Agreement	$33,636	$11,503
ACF Credit Agreement	14,280	—
Ansley Loan Agreement	12,971	—
Unamortized debt issuance costs	(3,391)	(2,025)
Total debt, net	57,496	9,478
Less: Short-term debt, net	3,446	—
Total long-term debt, net	$54,050	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on October 31, 2025 to, among other things, permit the Company’s concurrent amendment to the Revolving Credit Facility and waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit

Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the fourth quarter of 2026. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The
Company is not aware of any instances of noncompliance with non-financial or financial covenants as of October 3, 2025.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of October 3, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park
Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the
Ansley Loan Agreement. As of October 3, 2025, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the three and nine months ended October 3, 2025, the Company paid $450 thousand and $1 million in cash interest, respectively, and accrued $3 million in non-cash payment-in-kind interest as of October 3, 2025.

ATM Agreement

On September 8, 2025, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). Under the Sales Agreement, the Sales Agent may, at the Company’s discretion, sell up to $7.8 million of shares of the Company’s common stock, in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The shares will be sold pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-288513), declared effective by the SEC on July 10, 2025, and the related prospectus supplement (the “Prospectus Supplement”) dated September 8, 2025 filed with the SEC in connection with the offer and sale of the shares.

The Company is not obligated to make any sales of shares under the Sales Agreement, and no assurance can be given that the Company will sell any shares under the Sales Agreement, or, if the Company does, as to the price or amount of shares that the Company will sell, or the dates on which any such sales will take place. The Company or the Sales Agent, under certain circumstances and upon notice to the other, may suspend the offering of the shares under the Sales Agreement. The offering of the Shares pursuant to the Sales Agreement will terminate upon the sale of shares in an aggregate offering amount equal to $7.8 million, or sooner if either the Company or the Sales Agent terminates the Sales Agreement. The Company will pay the Sales Agent a cash commission in an amount up to 3% of the gross proceeds from each sale of Shares sold pursuant to the Sales Agreement and will reimburse the Sales Agent for the documented fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the Sales Agreement in an amount not to exceed $50,000 in the aggregate.

The Company made certain customary representations, warranties and covenants in the Sales Agreement concerning the Company and its subsidiaries and the Registration Statement, Prospectus, Prospectus Supplement and other documents and filings relating to the offering of the shares. In addition, the Company has agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act. The shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company’s Registration Statement, and its Prospectus Supplement related thereto.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	October 3,	September 27,
(In thousands)	2025	2024
Net cash used in operating activities	$(65,732)	$(66,183)
Net cash provided by investing activities	1,941	18,389
Net cash provided by financing activities	46,921	10,457
Net decrease in cash, cash equivalents and restricted cash	(16,870)	(37,337)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$18,925	$26,573

Operating Activities

During the nine months ended October 3, 2025, net cash used in operating activities was $66 million, consistent with net cash used in operating activities of $66 million for the nine months ended September 27, 2024. Cash flows used in operating activities were driven by net loss, adjusted for various non-cash items and changes in contract liabilities, contract assets, accounts payable and accrued expenses balances, other assets and liabilities, accounts receivable and accrued salaries and wages as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities. The changes in the components of operating assets and liabilities during the nine months ended October 3, 2025 and September 27, 2024 were as follows:

	Nine Months Ended
	October 3,	September 27,
(In thousands)	2025	2024
Accounts receivable, net	$1,203	$663
Contract assets	(24,430)	(2,418)
Accounts payable	25,856	(12,149)
Contract liabilities	(55,166)	(18,157)
Accrued salaries, wages and benefits	(1,979)	2,489
Accrued expenses	(3,022)	34,165
Other assets and liabilities	(4,435)	7,436
Changes in operating assets and liabilities, net	$(61,973)	$12,029

During the nine months ended October 3, 2025, the decrease in operating assets and liabilities was $62 million, which was primarily driven by decreases in contract liabilities and increases in contract assets, partially offset by increases in accounts payable. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the nine months ended October 3, 2025, net cash provided by investing activities was $2 million, which was primarily driven by proceeds from the sale of assets of $5 million and return of investment in unconsolidated joint ventures of $3 million, partially offset by purchases of property, plant and equipment of $6 million.

For the nine months ended September 27, 2024, net cash provided by investing activities was $18 million, which was primarily driven by proceeds from the sale of assets of $32 million, partially offset by purchases of property, plant and equipment of $10 million and contributions to unconsolidated joint ventures of $3 million.

Financing Activities

For the nine months ended October 3, 2025, net cash provided by financing activities was $47 million, which primarily consisted of net borrowings from credit and loan agreements of $49 million, partially offset by $2 million of other, net which is primarily comprised of debt issuance costs incurred for the ACF Credit Agreement and Ansley Loan Agreement entered into during the first quarter of 2025.

For the nine months ended September 27, 2024, net cash provided by financing activities was $10 million, which primarily consisted of net borrowings from credit facilities of $12 million, partially offset by $2 million of debt issuance costs incurred for the Credit Facility agreement and associated amendment entered into during the second and third quarters of 2024.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. The Company did not have any letters of credit outstanding as of October 3, 2025 or January 3, 2025.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the remainder of the fiscal year ending January 2, 2026 through the fiscal years ending through January 3, 2030 of approximately $1 million, $6 million, $4 million, $4 million, $3 million, respectively, and approximately $3 million in the aggregate thereafter based on balances outstanding as of October 3, 2025.

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

As of October 3, 2025, we had a backlog of projects of $754 million.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
October 3, 2025
Backlog by customer type:
State and local agencies	66%
Federal agencies	19%
Private owners	15%
Total backlog	100%

As of
October 3, 2025
Backlog by contract type:
Fixed-price	87%
Cost reimbursable	13%
Total backlog	100%

As of
October 3, 2025
Estimated backlog recognized:
0 to 24 months	85%
25 to 36 months	5%
Beyond 36 months	10%
Total backlog	100%

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of October 3, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. We have in place and are executing a remediation plan to address the material weaknesses described below.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We believe our current staff, which has changed over the last thirty-six months, possess the appropriate skillsets and public company reporting experience to prepare and report on complete and accurate financial statements. We have designed and implemented new entity level controls, information system general controls and financial reporting and business process controls associated with estimate at completion (revenue), payroll, treasury, property, plant and equipment and leases.

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

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended October 3, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended October 3, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
10.1

At The Market Offering Agreement dated as of September 8, 2025, between Shimmick Corporation and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Current Report on Form 8-K filed on September 8, 2025)

10.2*

Amendment No. 7 to Credit, Security and Guaranty Agreement, dated October 31, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto

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

Shimmick Corporation

Date: November 13, 2025	By:	/s/ Todd W. Yoder
Todd W. Yoder
Executive Vice President, Chief Financial Officer and Treasurer