Form 10-K
period 2026-01-02
Shimmick Corp
filed 2026-03-13
CIK 1887944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second quarter was approximately $13.1 million.

The number of shares of registrant’s Common Stock, par value $0.01 per share, outstanding as of March 11, 2026 was 36,091,730.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant's definitive Proxy Statement relating to the registrant's 2026 annual meeting of stockholders, which definitive Proxy Statement will be filed within 120 days of the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
marketplace competition,
•
our inability to obtain bonding,
•
our limited operating history as an independent company following our separation from AECOM, our prior owner,
•
our relationship and transactions with our prior owner,
•
our prior owner defaulting on its contractual obligations under agreements in which we are beneficiary,
•
our limited number of customers,
•
any inability to successfully expand our business into new markets or geographies,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,

•
adjustments in our contract backlog,
•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
material impairments,
•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,
•
seasonality of our business,
•
pandemics and public health emergencies,
•
commodity products price fluctuations, inflation (and actions taken by monetary authorities in response to inflation) and/or elevated interest rates,
•
climate change,
•
deterioration of the U.S. economy,
•
changes in state and federal laws, regulations or policies under the current presidential administration, including changes in trade policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the impact of retaliatory tariffs and other actions, changes to tax legislation, including the passage of the One Big Beautiful Bill Act, potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, changes to immigration laws, as well as other legislation and executive orders related to governmental spending, and
•
geopolitical risks, including those related to the war between Russia and Ukraine and hostilities in the Middle East.

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

Projects and Backlog

As of January 2, 2026, we had a backlog of projects of approximately $793 million, mostly located in California, with ongoing projects in six other states (TN, TX, WY, ID, HI and WA). We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

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
•
Energy Transition and Mission Critical. We modify facilities to accommodate electric vehicle fleets for transit agencies and municipalities, implement renewable energy components in our projects, and support data center construction.

Our Industry and Addressable Markets

Our core markets continue to benefit from long-term trends, including the impact of climate change and the deterioration of aging infrastructure. These trends have led to a renewed focus in recent years on infrastructure development and funding in the United States, including in our primary markets: water infrastructure, climate resilience projects, transportation systems, and energy transition facilities.

According to the latest industry data, the broader U.S. construction market is expected to grow to approximately $2.3 trillion in 2026, supported by continued public-sector investment and private demand across major non-residential sectors. Within this overall market, infrastructure construction remains a critical and expanding segment, with forecasts projecting the U.S. infrastructure market to reach around $1.5 trillion in 2026 and grow at a mid-single-digit rate over the next decade as federal and state funding drives modernization and resilience upgrades.

Emerging areas such as data center and advanced energy build-out are also strengthening non-residential construction demand, even as traditional commercial segments face uneven conditions. Based on our geographic focus and core capabilities, we estimate our addressable market continues to represent a meaningful portion of this expanding industry opportunity.

Our Customers

Our customers are predominantly in the public sector and include a broad base of federal agencies (military and civilian), municipal water and wastewater districts, irrigation districts, flood control districts, local and regional transit authorities, and statewide, county and city public works departments. We also perform work for private clients such as developers, utilities and owners of industrial, commercial and residential sites. We serve as both prime contractors and subcontractors on projects, with approximately 96% of our current backlog representing prime contracts.

Throughout our history, we have maintained and cultivated a strong presence in California. In 2025, more than half of our revenue was generated in California, the largest construction market in the United States.

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

On June 23, 2025, Shimmick announced the launch of Axia Electric LLC ("Axia Electric"), a dedicated electrical subsidiary designed to meet growing market demand for specialized, high-performance electrical and power distribution solutions. Axia Electric builds on more than 20 years of Shimmick’s proven success delivering complex electrical systems for clients across the public and private sectors, including municipalities, airports, ports, technology companies, developers, and industrial manufacturers. The new subsidiary serves low and medium voltage markets, with an additional focus on commissioning and operations and maintenance services.

Throughout 2025, we have increased our bidding capacity, expanded our pipeline and focused on key markets that will sustain our growth into the future. This is allowing us to have more projects to bid on but also be selective in the projects we bid, to achieve a better overall risk profile for the Company. In the second half of 2025, we have been able to add to our backlog and expect to continue this backlog expansion to support our growth and profitability.

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
•
Collaborative Contracting. The heavy civil construction industry has seen an increase in utilization of collaborative contracting models rather than fixed-price contracts in complex infrastructure projects. Collaborative models allow the client to select a contractor largely based on qualifications. The parties then spend a number of months developing the project together under a consultancy contract (the “preconstruction services phase”) at the completion of which a construction contract is negotiated based on an open-book pricing structure. This partnership-based approach allows the parties to mitigate and manage project risk more effectively, ultimately leading to enhanced budget and schedule outcomes. Currently our portfolio includes a small but growing number of these projects, and our goal is to increase the representation of collaborative contracts in our backlog. To achieve this, we are continuing to invest in our bidding, sales and marketing efforts.
•
Expansion in Electrical Work. We have self-performed electrical work on our projects for over 20 years and have gained significant experience and expertise in this field. With recent developments and increased investments in energy transition and technology-driven infrastructure (both of which include major electrical scopes in each project), we see an opportunity to leverage our strengths in electrical construction and grow this side of our business, along with providing turnkey solutions through our civil capabilities. To capitalize on this opportunity, we launched Axia Electric during 2025, a dedicated electrical subsidiary designed to meet growing market demand for specialized, high-performance electrical and power distribution solutions.
•
Operational Improvements and SG&A Optimization. We plan to continue refining and improving our operations while maintaining a strong focus on developing our people and a strong company culture. We plan to take consistent action towards making our business more effective, through improvements in other areas of our business including IT, finance, insurance, organizational structure and benefits.
•
Project Controls Improvements. We continue to make investments in digitization of our cost, schedule and progress tracking systems through the use of digital labor and equipment tracking systems, PowerBI-based reporting structures, accounting system improvements and additional training to our project staff. This process helps us better manage and estimate sales and project operations, costs and schedules, improving profitability and visibility.
•
Health, Safety and Environment. Safety and well-being of our employees, clients and the communities are our utmost focus. We have a safety track record that is significantly better than industry averages and improving, with strong metrics such as a 33.3% reduction in our lost time incident rate in 2025 as compared to 2024. We are committed to fostering an environment where safety is embraced by everyone involved with a true commitment to an injury-free workplace. We also are committed to being good stewards of the environment on all of our projects, ensuring we understand and comply with applicable regulations.

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

•
Safety. Safety is a core Shimmick value. We begin meetings with safety messages and conduct ongoing training programs that reinforce hazard awareness and safe work practices. All new employees undergo an initial safety orientation, and for certain types of projects, we conduct specific hazard training programs. Our project foremen and superintendents conduct regular on-site safety meetings, and our safety professionals perform site inspections and provide additional training when needed. In addition, our superintendents and project managers are required to complete OSHA-approved safety training. For the year ended December 31, 2025, our total recordable incident rate (“TRIR”) was 1.39 incidents per 100 full-time equivalent employees. While our TRIR increased compared to the prior year, we achieved a 33.3% reduction in our lost time incident rate in 2025, reflecting continued emphasis on reducing more serious injuries and maintaining safe jobsite conditions. During 2025, we had no Occupational Safety and Health Administration (OSHA) or Environmental Protection Agency (EPA) citations.
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
•
Business Partners. We regularly partner with disadvantaged business enterprises to provide subcontracting opportunities. We have a team of small business program managers. We provide an outreach program that includes a mentor-protégé program.

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

As of January 2, 2026, we had 971 employees, with 381 staff and 590 craft workers. We are party to collective bargaining agreements covering most of our craft workforce. In areas where we utilize union labor force, we have strong relationships with the various trade unions, which allows us to attract top talent to construct our projects.

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

Competition

The water and critical infrastructure markets in which we operate are competitive and include larger national firms such as Barnard Construction Company, Inc., Ames Construction Inc., Flatiron Dragados, Fluor Corporation, Granite Construction Incorporated, Kiewit Corporation, Skanska USA Inc., Traylor Bros., Inc., and The Walsh Group, as well as smaller regional contractors, particularly in California. Project awards in our industry are typically based on multiple criteria, including price, technical approach, past performance, quality plans, equipment resources, financial strength, bonding capacity, and relevant project experience. We focus on projects where our self-perform capabilities, technical expertise, and local market knowledge provide competitive advantages.

Government and Environmental Regulations and Climate Change Matters

We are subject to various federal, state and local laws and regulations relating to the environment, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, the handling of underground storage tanks and the cleanup of properties affected by hazardous substances. We also are subject to compliance with numerous other laws and regulations of federal, state and local agencies and authorities, including those relating to workplace safety, wage and hour and other labor issues (including the requirements of the Occupational Safety and Health Act and comparable state laws), immigration controls, vehicle and equipment operations and other aspects of our business. In addition, most of our construction contracts are entered into with public authorities, and these contracts frequently impose additional requirements, including requirements regarding labor relations and subcontracting with designated classes of disadvantaged businesses. We continually monitor our compliance with these laws, regulations and other requirements. While compliance with existing laws, regulations and other requirements has not materially adversely affected our operations in the past, and we are not aware of any proposed requirements that we anticipate will have a material adverse impact on our operations, there can be no assurance that these requirements will not change or that compliance will not otherwise adversely affect our operations in the future. While we typically pass any costs of compliance through to our customers under the applicable project agreement, either directly or as part of our estimate depending on the type of contract, there can be no assurance that we will not incur compliance expenses in the future that materially adversely affect our results of operations. In addition, some operations require operating permits granted by governmental agencies.

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

As is the case with other companies in our industry, some of our aggregate materials products contain varying amounts of crystalline silica, a common mineral. Furthermore, some of our construction and materials processing operations release, as dust, crystalline silica that is in the materials being handled. Excessive, prolonged inhalation of very small-sized particles of crystalline silica has been associated with respiratory disease (including silicosis). The Occupational Safety and Health Administration (“OSHA") has established occupational thresholds for crystalline silica exposure as respirable dust. We have implemented dust control procedures to measure compliance with requisite thresholds and to verify that respiratory protective equipment is made available as necessary. We also communicate, through safety information sheets and other means, what we believe to be appropriate warnings and cautions to employees and customers about the risks associated with excessive, prolonged inhalation of mineral dust in general and crystalline silica in particular.

Although we do not generate large amounts of solid wastes, we occasionally dispose of solid wastes on behalf of customers. Solid wastes, which may include hazardous wastes, are subject to the requirements of the federal Solid Waste Disposal Act, the federal Resource Conservation and Recovery Act (the “RCRA”), and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous solid wastes. Moreover, it is possible that additional solid wastes will in the future be designated as “hazardous wastes.” Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous solid wastes. Generally, under the applicable project agreement, the customer, as the generator of the waste, is at risk for its proper disposal. We typically pass the cost of disposal through to our customers under such agreements.

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

Risks Related to Our Projects

•
the nature of our contracts, particularly those that are fixed-price, subjects us to risks associated with cost overruns, continuing operating cost inflation and potential claims for liquidated damages,
•
design-build contracts subject us to the risk of design errors and omissions,
•
we could incur material costs and losses as a result of claims that our materials do not meet regulatory requirements or contractual specifications,
•
force majeure events, such as natural disasters, epidemics, pandemics and terrorists’ actions, could negatively impact our business, which may affect our financial condition, results of operations or cash flows,
•
our subcontractors may fail to satisfy their obligations to us or other parties, or we may be unable to maintain these relationships, either of which may have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth prospects,

Risks Related to Our Business and Industry

•
an inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue,
•
although the infrastructure market is relatively less susceptible to fluctuations in the market, economic downturns or reductions in government funding of infrastructure projects could reduce our revenue and profits and have a material adverse effect on our results of operations,
•
our ability to expand our capacity related to specialized, high-performance electrical and power distribution solutions may be limited, and our expansion strategy may not succeed,
•
our limited operating history as an independent company following our separation from our prior owner,
•
requirements to make future payments to our prior owner,
•
violations or alleged violations of government regulations, requirements and statutes, including the False Claims Act, relating to our government contracts could have a material adverse effect on our business,
•
our dependence on a limited number of customers could adversely affect our business and results of operations,
•
our dependence on subcontractors and suppliers of materials could increase our costs and impact our ability to complete contracts on a timely basis or at all, which would adversely affect our profits and cash flows,
•
acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction,
•
amounts included in our backlog may not result in actual revenue or translate into profits, as our backlog is subject to cancellation and unexpected adjustments,
•
our use of the input method of revenue recognition based on costs incurred relative to total expected costs could result in a reduction or reversal of previously recorded revenue and profits,

•
pandemics and public health emergencies could materially disrupt our business and negatively impact our results of operations, cash flows and financial condition,
•
both we and our customers use certain commodity products that are subject to significant price fluctuations, and these fluctuations may have a material adverse effect on both our and our customers’ financial condition, results of operations and cash flows, as well as our customers’ investment decisions,

Risks Related to Legal and Governmental Regulation

•
our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments,
•
our failure to comply with the regulations of the EPA, OSHA and state and local agencies that oversee environmental, transportation and safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects,
•
a change in tax laws or regulations of any federal or state jurisdiction in which we operate could increase our tax burden and otherwise adversely affect our business, financial condition, results of operations, and cash flows,

General Risk Factors

•
a failure to fully or promptly recover customer claims could have a material adverse impact on our liquidity and financial results,
•
although climate change and increasing regulations often drive demand for water infrastructure, climate change, and related legislative and regulatory responses to climate change, may have a long-term impact on our business,
•
deterioration of the United States economy could have a material adverse effect on our business, financial condition and results of operations, and

Risks Related to the Securities Markets and Ownership of Our Common Stock

•
because we are a “controlled company” under the listing standards of Nasdaq and the rules of the SEC, our stockholders do not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies,
•
future sales or other dilution of our equity could adversely affect the market price of our common stock,
•
we do not anticipate paying any cash dividends in the foreseeable future, so if our share price does not appreciate, our investors may not experience gains and could potentially lose on their investment in our shares
•
provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management,
•
our amended and restated charter documents provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us,
•
our disclosure controls and procedures may not prevent or detect all errors or acts of fraud, and
•
we are an emerging growth company and a smaller reporting company, and because we take advantage of specified reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, our financial statements may not be comparable to companies that comply with public company effective dates, which may make our common stock less attractive to investors.

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

The costs incurred and gross margin realized on our contracts can vary, sometimes substantially, from our original projections due to a variety of factors, including, but not limited to:

•
on site conditions that differ from those assumed in the original bid or contract,
•
failure to include required materials or work in a bid, or the failure to estimate properly the quantities or costs needed to complete a lump sum contract,
•
contract or project modifications creating unanticipated costs not covered by change orders,
•
failure by our suppliers, subcontractors, designers, engineers, joint venture partners, or customers to perform their obligations,
•
delays in quickly identifying and taking measures to address issues which arise during contract execution,
•
changes in availability, proximity and costs of materials, including steel, concrete, aggregates and other construction materials, as well as fuel and lubricants for our equipment, including as a result of evolving tariff or trade policies,
•
claims or demands from third parties for alleged damages arising from the design, construction or use and operation of a project of which our work is part,
•
difficulties in obtaining required governmental permits or approvals,
•
availability and skill level of workers in the geographic location of a project,
•
citations issued by any governmental authority, including OSHA,
•
unexpected labor conditions or work stoppages,
•
changes in applicable laws and regulations under the current presidential administration,
•
delays caused by weather conditions,
•
fraud, theft or other improper activities by our suppliers, subcontractors, designers, engineers, joint venture partners or customers or our own personnel, and
•
mechanical problems with our machinery or equipment.

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

Economic downturns could reduce capital expenditures in the industries we serve, which could result in decreased demand for our services. The demand for our services has been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the U.S. economy. During economic downturns, our customers may not have the ability to fund capital expenditures for infrastructure, or may have difficulty obtaining financing for planned projects. In addition, uncertain or adverse economic conditions that create volatility in the credit and equity markets, including those that may arise as a result of evolving tariff or trade policies, may reduce the availability of debt or equity financing for our customers, causing them to reduce capital spending. This has resulted, and in the future could result, in cancellations or downscaling of projects, deferral of projects to a later date or accelerated project bidding in anticipation of potential price increases in an attempt to receive favorable pricing prior to such increases. Such cancellations or deferrals could materially and adversely affect our results of operations, cash flows and liquidity. These conditions could also make it difficult to estimate our customers’ demand for our services and add uncertainty to the determination of our backlog. In addition, our customers are negatively affected by economic downturns that decrease the need for their services or the profitability of their services. During an economic downturn, our customers also may not have the ability or desire to continue to fund capital expenditures for infrastructure or may outsource less work. A decrease in related project work could negatively impact demand for the services we provide and could materially adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Many of our customers are regulated by federal, state and local government agencies, and the addition of new regulations or changes to existing regulations may adversely impact the demand and profitability of our services.

Many of our customers are regulated by federal, state and local government agencies. These agencies could change the way in which they interpret the application of current regulations and/or may impose additional regulations. Interpretative changes or new regulations having an adverse effect on our customers and the profitability of the services they provide could reduce demand for our services, which could adversely affect our results of operations, cash flows and liquidity. Any restrictions or regulations that currently govern jurisdictions into we may expand our operations or any future restrictions or regulations that might be adopted in the jurisdictions in which we current operate could lead to operational delays, increased operating costs for our customers, reduced capital spending and/or delays or cancellations of future infrastructure projects, which could materially and adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

Our business depends on our ability to qualify as an eligible bidder under federal, state or local government contract criteria and to compete successfully against other qualified bidders in order to obtain federal, state or local government contracts.

Federal, state and local government agencies conduct rigorous competitive processes for awarding many contracts. Some contracts include multiple award task order contracts in which several contractors are selected as eligible bidders for future work. We will potentially face strong competition and pricing pressures for any additional contract awards from other government agencies, and we may be required to qualify or continue to qualify under various multiple award task order contract criteria. Our inability to qualify as an eligible bidder under federal, state or local government contract criteria could preclude us from competing for certain other government contract awards and could prevent us from expanding our operations into jurisdictions in which our current or potential customers begin future projects. In addition, our inability to qualify as an eligible bidder, or to compete successfully when bidding for certain federal, state or local government contracts and to win those contracts, could materially adversely affect our business, operations, revenue and profits.

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

For example, the Company'’ subsidiary, Shimmick Construction Company, Inc. (“SCC”), was previously served with a Civil Investigative Demand (“CID”) from the Department of Justice (“DOJ”) pursuant to the FCA seeking information from SCC. The CID was related to an FCA investigation concerning whether SCC submitted, or caused to be submitted, false claims to the U.S. Government for work that was not performed and/or did not meet the requirements of the contract/task order awarded by the U.S. Army Corps of Engineers for the L 536 Levee Restoration Project on which SCC was a subcontractor. The matter has concluded and no claims were asserted against SCC or us following our cooperation with the DOJ in its investigation.

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

We rely heavily on immigrant labor. We have taken steps that we believe are sufficient and appropriate to ensure compliance with immigration laws. However, we cannot provide assurance that we have identified, or will identify in the future, all illegal immigrants who work for us. Our failure to identify illegal immigrants who work for us may result in fines or other penalties being imposed upon us, which could have a material adverse effect on our operations, results of operations and financial condition. Additionally, on account of our reliance on immigrant labor, we are particularly vulnerable to changes and variations in immigration laws and regulations, including written changes and policy changes to the manner in which the laws and regulations are interpreted or enforced, and potential enforcement actions and penalties. Although sentiments have moderated recently, the political environment in the United States over the last few years has included significant support for anti-immigration legislation and administrative changes. Many of these recent changes have resulted in, and various proposed and enacted changes may result in, increased difficulty throughout the immigration process, which could in turn impact our ability to staff projects. In addition, immigration reform, including as a result of changes to immigration policies, and the increased uncertainty surrounding such policies in light of the current U.S. administration's immigration agenda and enforcement approach, may have a material adverse impact on companies like ours that rely substantially on immigrant labor. Recent changes or any additional adverse revisions to immigration laws, regulations and/or enforcement in the jurisdictions in which we operate may cause us delays, staffing shortages, additional costs or an inability to bid for or fulfill projects for clients, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Design-build is increasingly being used as a method of project delivery as it provides the customer with a single point of responsibility for both design and construction. We normally subcontract design responsibility to architectural and engineering firms. In the event of a design error or omission by a subcontractor or by us causing damages, there is a risk that we, the subcontractor or the respective professional liability insurance or errors and omissions insurance would not be able to absorb the liability. Any liabilities resulting from an asserted design defect with respect to our construction projects may have a material adverse effect on our financial condition, results of operations and cash flows.

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

In certain circumstances, such as those that arose in connection with our Golden Gate Bridge Project during the third quarter of 2024, we seek to collect or assert claims against customers, engineers, consultants, subcontractors or others involved in a project for additional costs exceeding the contract price or for amounts not included in the original contract price. These situations may occur due to changes in the initial project scope. Our contracts often require us to perform extra or change order work as directed by the customer even if the customer has not agreed in advance on the scope or price of the extra work to be performed. This process may result in disputes over whether the work performed is beyond the scope of the work included in the original project plans and specifications or, if the customer agrees that the work performed qualifies as extra work, the price that the customer is willing to pay for the extra work. These situations also may occur due to other matters, such as delays, which may result in additional costs. Our attempts to collect for additional costs generally are subject to protracted negotiations. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when and the terms upon which these claims will be fully resolved. These matters ultimately may not be settled to our satisfaction. When these types of events occur, we use working capital in projects to promptly and fully cover cost overruns pending the resolution of the relevant claims. This period of time may be lengthy for project changes, even when the customer agrees to pay for the extra work, as a result of the customer's approval process. A failure to recover in these types of situations promptly and fully could have a negative impact on our liquidity and results of operations. In addition, while customers and subcontractors may be obligated to indemnify us against certain liabilities, such third parties may refuse or be unable to pay us.

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

Risks Related to Our Business and Industry

Our business has been affected by numerous economic factors, including inflation, volatile financial markets, supply chain disruptions, evolving tariff and trade policies and shortages of materials and labor.

Economic conditions, including inflation, supply chain disruptions, evolving tariff and trade policies and labor and materials shortages, have negatively impacted us, and may continue to do so in the future. With the ongoing conflicts in the Middle East and in Europe between Ukraine and Russia, there has been a high degree of volatility in commodity and energy markets that affects our customers' businesses. In addition, inflationary factors, such as increases in labor costs, material costs, and overhead costs, may also adversely affect our financial condition and results of operations. Although inflation in the United States has moderated slightly recently, it has remained elevated over the past few years and we cannot predict any future inflation trends. In some cases, we have had to bid more competitively and more frequently than before to win work, which has compressed margins given the higher inflation. Additionally, if banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers’ parts, to access cash, cash equivalents or investments. Continuing inflation, elevated interest rates for prolonged periods and energy costs, supply chain disruptions, evolving tariff and trade policies, bank failures, and other economic factors may have the effect of further increasing economic uncertainty and heightening the risks caused by volatility in financial markets, which may result in economic downturn or recession.

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

For projects that started prior to consummation of the AECOM Sale Transaction (“Non-Core Projects") to obtain bonding may also be impacted by our prior owner, who is the credit support provider for the surety bonds in place for our Non-Core Projects. See “If our prior owner defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted” for further discussion.

Although the infrastructure market is relatively less susceptible to fluctuations in the market, economic downturns or reductions in government funding of infrastructure projects could reduce our revenue and profits and have a material adverse effect on our results of operations.

Our business is highly dependent on the amount and timing of infrastructure work funded by various governmental entities, which, in turn, depends on the overall condition of the economy, the need for new or replacement infrastructure, the priorities placed on various projects funded by governmental entities and federal, state or local government spending levels. Spending on infrastructure could decline for numerous reasons, including as a result of decreased revenue received by state and local governments for spending on such projects, including federal funding, or as a result of a complete or partial government shutdown. The most recent recession caused a nationwide decline in home sales and an increase in foreclosures, which correspondingly resulted in decreases in property taxes and some other local taxes, which are among the sources of funding for water and other critical infrastructure construction. State spending on infrastructure can be adversely affected by decreases or delays in, or uncertainties regarding, federal funding, including as a result of changing governmental priorities under the current U.S. presidential administration, which could adversely affect us.

Our ability to expand our capacity related to specialized, high-performance electrical and power distribution solutions may be limited, and our expansion strategy may not succeed.

We are pursuing a strategy to grow our electrical construction capabilities, including through Axia Electric

LLC, a subsidiary we launched in June 2025 to focus on complex electrical and power distribution projects for data centers, advanced manufacturing, industrial facilities, and our core water and wastewater markets.

Our ability to successfully execute this strategy depends on numerous factors, including our ability to hire and retain skilled electrical workers, compete effectively in markets where we have less established presence,

successfully execute technically complex projects, and expand into new geographic regions. If we are unable to achieve our expansion objectives, our growth prospects and results of operations could be adversely affected.

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

To continue to diversify our operations we may expand to other regions of the U.S., which will we believe will take additional time and will require us to devote resources to identifying and exploring such perceived opportunities. We may not be able to continue to successfully expand our operations in any new geographic markets and so we may remain subject to the risks presented by our geographic concentration. In addition, as we expand into new geographic areas, we may not be able to dedicate enough time or resources to maintain our market share in our core geographic areas, and our business may be negatively impacted. Our inability to manage our growth successfully or to continue to expand into new markets could have a material adverse effect on our business, financial condition or results of operations.

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

We operated as a division of AECOM until our separation in January 2021. Accordingly, our business historically relied upon AECOM's corporate infrastructure for services to support our business functions and relationships with third-party providers. Since separating from AECOM, in addition to working to complete the Non-Core Projects (including the Non-Core Loss Projects) we have worked to create and/or supplement the corporate infrastructure necessary to operate as an independent company, and have incurred related costs and expenses. That said, we have expended, and expect to continue to expend, significant efforts and costs to (i) replace or otherwise upgrade our systems, including our information technology ("IT") and enterprise resource planning systems, (ii) implement additional financial, IT, and management controls, (iii) implement reporting systems and procedures, (iv) hire additional management, IT, accounting, finance, legal, human resources, and other administrative staff and third-party service providers, (v) establish employee benefit programs, (vi) carry out audit, tax and legal functions, and (vii) establish banking and credit facility arrangements. Any interruption in these services could have a material adverse effect on our business, financial condition, results of operations, profitability, cash flows and growth products. We may also be unable to obtain necessary bonding as we historically were dependent on AECOM to provide the requisite credit support. See "Risks Related to our Business and Industry - An inability to obtain bonding could limit the aggregate dollar amount of contracts that we are able to pursue."

We may be required to make additional payments to our prior owner pursuant to contractual arrangements.

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

If our prior owner defaults on its contractual obligations under agreements in which we are a beneficiary, our business could be materially and adversely impacted.

As our prior owner, AECOM is the credit support provider for the surety bonds in place for all our Non-Core Projects, which consist of the bonded projects that were ongoing as of the closing of the AECOM Sale Transaction. In the event our prior owner were to experience financial distress and/or the bonding companies otherwise determined that the creditworthiness of our prior owner was not sufficient, the underlying sureties could require that we provide additional credit support in the form of guarantees, letters of credit, collateral, or otherwise which could materially and adversely impact our business.

Similarly, if the applicable agreements relating to any of the Non-Core Projects require that the amount of the bond with respect to such project be increased, we will need to request that our prior owner provide such an increase. In the event our prior owner refuses to cooperate, the lack of required bonding could result in a default by us under the underlying project agreement as well as a right of the counterparty to terminate the underlying project agreement, any of which could materially and adversely impact our business.

Timing of the award and performance of new contracts could have an adverse effect on our results of operations and cash flows.

Historically, a substantial portion of our revenue and earnings is generated from large-scale project awards. The timing of project awards is unpredictable and outside of our control. Awards, including expansions of existing projects, often involve complex and lengthy negotiations and competitive bidding processes. These processes can be impacted by a wide variety of factors including a customer’s decision to not proceed with the development of a project, governmental approvals, financing contingencies, commodity prices, environmental conditions and overall market and economic conditions. We may not win contracts that we have bid upon due to price, a customer’s perception of our ability to perform and/or perceived technology advantages held by others. Many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem acceptable. Although we increased our bidding frequency and reduced the size of the projects we bid on during 2025, because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate quarterly and annually depending on whether and when large project awards occur and the commencement and progress of work under large contracts already awarded. Additionally, because these large projects may take a number of years to complete, we may not be able to pass on inflation or commodity exposure, including as a result of evolving tariff or trade policies, onto our customers. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated, or at all.

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

We require aggregates (raw materials that are produced from natural sources and extracted from pits and quarries such as gravel, crushed stone and sand) in connection with our business. Strict governmental regulations and the limited number of properties containing useful aggregates have made it challenging and costly to obtain sufficient aggregates to support our business, both with respect to internal use and third-party sales. If we are unable to obtain aggregates to support our business, then our financial condition, results of operations and cash flows may be adversely affected.

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

Our backlog consists of the remaining unearned revenue on awarded contracts, including our pro-rata share of work to be performed by unconsolidated joint ventures, less the joint venture partners' pro-rata share of work to be performed by consolidated joint ventures. We include in backlog estimates of the amount of consideration to be received, including bonuses, awards, incentive fees, fixed-price awards, claims, unpriced change orders, penalties, minimum customer commitments on cost-plus arrangements, liquidated damages and certain time and material arrangements in which the estimated value is firm or can be estimated with a reasonable amount of certainty in both timing and amounts. As construction on our contracts progresses, we increase or decrease backlog to take account of changes in estimated quantities under fixed-price contracts, as well as to reflect changed conditions, change orders and other variations from initially anticipated contract revenue and costs, including completion penalties and bonuses. Substantially all of the contracts in our backlog may be canceled or modified at the election of the customer. As of January 2, 2026, our backlog was approximately $793 million. Most of our contracts are cancelable on short or no advance notice. Reductions in backlog due to cancellation by a customer, or for other reasons, could significantly reduce the revenue that we actually receive from contracts in backlog. In the event of a project cancellation, we may be reimbursed for certain costs, but we typically have no contractual right to the total revenue reflected in our backlog. Backlog amounts are determined based on target price estimates that incorporate historical trends, anticipated seasonal impacts, experience from similar projects and from communications with our customers. These estimates may prove inaccurate, which could cause estimated revenue to be realized in periods later than originally expected, or not at all. In the past, we have occasionally experienced postponements, cancellations and reductions in expected future work due to changes in our customers' spending plans, as well as on construction projects, due to market volatility, regulatory and other factors. There can be no assurance as to our customers' requirements or the accuracy of our estimates. As a result, our backlog as of any particular date is an uncertain indicator of future revenue and earnings. In addition, contracts included in our backlog may not be profitable. If our backlog fails to materialize, our business, financial condition, results of operations, profitability, cash flows and growth prospects could be materially and adversely affected.

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

We participate in various multiemployer pension plans in the United States under union agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a U.S. multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan's underfunded vested liability. Funding requirements for benefit obligations of these multiemployer pension plans are subject to certain regulatory requirements, and we may be required to make cash contributions that may be material to one or more of these plans to satisfy certain underfunded benefit obligations. As of January 2, 2026 and January 3, 2025, we recorded no liability for underfunding of multiemployer pension plans in which we participate, as no events triggering our obligation to make contributions for such underfunding were deemed probable to occur.

Debt agreements governing our current indebtedness contain, and debt agreements governing our future indebtedness may contain, certain covenants and other restrictions that may limit our ability to operate our business. Failure to comply with such covenants and other restrictions, or our inability to service any current indebtedness or future indebtedness, could adversely impact our business.

On May 20, 2024, we, as guarantor, and our wholly-owned subsidiaries as borrowers, entered into a Credit Agreement (as amended, the "Credit Agreement") and on March 12, 2025 and March 31, 2025, we entered into the ACF Credit Agreement and Ansley Loan Agreement, respectively. The terms of our existing debt agreements (including our Credit Agreement, ACF Credit Agreement and Ansley Loan Agreement) contain, and any debt agreements governing our future indebtedness may contain, a number of restrictive covenants and other provisions that impose significant operating and financial restrictions on us, including restrictions on our ability, and the ability of our subsidiaries, to take actions that may be in our best interests, including, among others, disposing of assets, entering into change of control transactions, mergers or acquisitions, incurring additional indebtedness, granting liens on our assets, declaring and paying dividends, and agreeing to do any of the foregoing.

While we are currently in compliance with all covenants under the Credit Agreement, ACF Credit Agreement and Ansley Loan Agreement, our ability to meet financial covenants can be affected by events beyond our control, and we may not be able to continue to meet such covenants in the future. A breach of any of these covenants or other restrictions or the occurrence of other events (including a material adverse effect or the inability to generate cash to service our obligations under our debt agreements) specified in our debt agreements could result in an event of default. Upon the occurrence of an event of default, our lenders could elect to declare all amounts outstanding, if any, to be immediately due and payable and terminate all commitments to extend further credit under our debt agreements. If we were unable to repay those amounts, we could be forced to curtail our operations, reorganize our capital structure (including through bankruptcy proceedings) or liquidate some or all of our assets in a manner that could adversely impact our business and cause holders of our securities to experience a partial or total loss of their investment in us.

We may need to raise additional capital in the future for working capital, capital expenditures and/or acquisitions, and we may not be able to do so on favorable terms or at all, which could impair our ability to operate our business or achieve our growth objectives.

Our ongoing ability to generate cash is important for funding our continuing operations, making acquisitions and servicing our indebtedness. To the extent that existing cash balances and cash flows from operations, together with borrowing capacity under our existing debt agreements, are insufficient to make investments or acquisitions or provide needed working capital, we may require additional financing from other sources. Our ability to obtain such additional financing in the future will depend in part on prevailing market conditions, as well as conditions in our business and our results of operations. In addition, if our prior owner defaults on its contractual obligations under agreements in which we are a beneficiary, our ability to obtain financing could be adversely impacted. Furthermore, if global economic, political or other market conditions adversely affect the financial institutions that provide credit to us, it is possible that our ability to draw upon our existing debt and credit facility may be impacted. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make certain investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges, each of which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

The property, plant and equipment needed to produce our products and provide our services can be very expensive. We must spend a substantial amount of capital to purchase and maintain such assets. Although we believe our current cash balance, along with our projected internal cash flows and available financing sources, will provide sufficient cash to support our currently anticipated operating and capital needs, if we are unable to generate sufficient cash to purchase and maintain the property, plant and equipment necessary to operate our business, or if the timing of payments on our receivables is delayed, we may be required to reduce or delay planned capital expenditures or to incur additional indebtedness. In addition, due to the level of fixed and semi-fixed costs associated with our business, volume decreases could have a material adverse effect on our financial condition, results of operations or liquidity.

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

We are exposed to various commodity price risks, including, but not limited to, cement, steel, liquid asphalt, lumber, diesel fuel, natural gas and propane arising from transactions that are entered into in the normal course of business. We use petroleum based products, such as fuels, lubricants and liquid asphalt, to power or lubricate our equipment, operate our plants and as a significant ingredient in the asphaltic concrete we manufacture for sale to third parties and use in our asphalt paving construction projects. Although we are partially protected by asphalt or fuel price escalation clauses in some of our contracts, many contracts provide no such protection. We also use steel and other commodities in our construction projects that can be subject to significant price fluctuations. In order to manage or reduce commodity price risk, we monitor the costs of these commodities at the time of bid and price them into our contracts accordingly. Additionally, some of our contracts may include commodity price escalation clauses which partially protect us from increasing prices. Significant price fluctuations, including those as a result of evolving tariff or trade policies, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Commodity prices can also affect our customers in a number of ways. For example, for those customers that produce commodity products such as concrete, steel products, lumber and oil and gas, fluctuations in price can have a direct effect on their profitability and cash flows and, therefore, their willingness to continue to invest or make new capital investments. To the extent commodity prices decline or fluctuate, including those as a result of evolving tariff or trade policies, and our customers defer new investments or cancel or delay existing projects, the demand for our services decreases, which may have a material adverse impact on our business, financial condition, results of operations and cash flows.

Risks Related to Legal and Governmental Regulation

Our financial results could be impacted by uncertainty in U.S. trade policy, including uncertainty surrounding changes in tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments.

Our ability to conduct business can be impacted by changes in tariffs, changes or repeals of trade agreements or the imposition of other trade restrictions or retaliatory actions imposed by various governments. For example, the U.S. presidential administration has announced certain changes, and has proposed additional changes, in trade policies, including the imposition of significant tariffs on imports from other countries. These actions have resulted in, and are expected to further result in, responsive actions by impacted countries. The imposition of certain tariffs, including the “reciprocal tariffs” announced by the Trump administration, have been introduced and paused on numerous occasions, pending negotiations with the relevant countries. As a result, there continues to be significant uncertainty regarding the extent and duration of applicable tariffs, and their impact on the global economy. Any resulting economic downturns or market volatility could have significant impacts on our financial results. For example, rising prices could strain customer budgets and may result in downscaling or cancellation of future projects due to funding shortages, particularly with our customers. We cannot predict what further action may be taken with respect to tariffs or trade relations between the U.S. and other governments, and any further changes in U.S. or international trade policy could have an adverse impact on our business.

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

In certain instances, citizen groups also have the ability to bring legal proceedings against us if we are not in compliance with environmental laws, or to challenge our ability to receive environmental permits that we need to operate. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. Moreover, public interest in the protection of the environment has increased dramatically in recent years. If more expansive and stringent environmental legislation and regulations were applied to our industry, our costs of doing business could and increase and, consequently, affect our profitability.

Our failure to comply with the regulations of EPA, OSHA and state and local agencies that oversee safety compliance could adversely affect our business, financial condition, results of operations, profitability, cash flows and growth prospects.

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

We continue to assess the impact of various U.S. federal, state and international legislative proposals that could result in a material increase to our U.S. federal, state and/or international taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing regulations, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing our cost of tax compliance or otherwise adversely affecting our business, financial condition, results of operations and cash flows. In addition, U.S. federal and state tax laws and regulations, including the One Big Beautiful Bill Act that was enacted in 2025, are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that it would be successful in any such challenge.

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

Although we believe that we may benefit from initiatives seeking to address the effects of climate change, and we seek to mitigate our business risks associated with climate change by establishing robust environmental programs and partnering with organizations who are also focused on mitigating their own climate related risks, we recognize that there are inherent climate related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business is a priority and is not guaranteed. Any of these locations may be vulnerable to the adverse effects of climate change. For example, California, where we conduct a significant amount of business, has historically experienced, and is projected to continue to experience, climate-related events including drought and water scarcity, warmer temperatures, extreme weather, wildfires and air quality impacts and power shut-offs associated with wildfire prevention. Climate-related events, including the increasing frequency of extreme weather events and their impact on critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business, our third-party suppliers, and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

Additionally, governmental bodies in the United States are enacting new or additional legislation and regulations to reduce or mitigate the potential impacts of climate change. Although certain of these actions are currently stayed pending judicial review and it is uncertain whether all applicable governing bodies will continue to pursue such legislation and regulation, if implemented as proposed, because we emit greenhouse gases through the combustion of fossil fuels as part of our operations, any such laws and regulations applicable to jurisdictions in which we operate could require us to incur costs to reduce greenhouse gas emissions associated with our operations, which would significantly increase our climate-related costs and disclosure obligations. If we, our suppliers, or our customers are required to comply with these laws and regulations, or if we choose to take voluntary steps to reduce or mitigate our impact on climate change, we may experience increased costs for energy, production, transportation, and raw materials, increased capital expenditures, or increased insurance premiums and deductibles, which could adversely impact our operations. Inconsistency of legislation and regulations among jurisdictions may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards is uncertain given the wide scope of potential regulatory change in the United States.

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

As of January 2, 2026, our controlling stockholder beneficially owned over 59% of our outstanding shares of common stock. As a result, the controlling stockholder can exert substantial influence over the outcome of any corporate matter submitted to our stockholders for approval, including the election of directors and any transaction that might cause a change in control, such as a merger or acquisition. Any stockholder in favor of a matter that is opposed by our controlling stockholder and members of our management would have to obtain a significant number of votes to overrule their votes.

Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the Nasdaq listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Our Executive Chairman and entities affiliated with him control a majority of our common stock. As a result, we are a controlled company within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a controlled company and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the Board consist of independent directors, (2) the requirement that we have a Nominating and Corporate Governance Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that we have a Compensation Committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all Nasdaq corporate governance requirements. We currently rely on the controlled company exemptions permitted by Nasdaq with respect to the composition of our Board and our Compensation Committee, and although we currently have a Nominating and Corporate Governance Committee composed of a majority of independent directors, we may rely on controlled company exemptions permitted by Nasdaq with respect to that committee’s composition in the future. In the event that we cease to be a controlled company, we will be required to comply with these provisions within the transition periods specified by Nasdaq listing standards.

Future sales or other dilution of our equity could adversely affect the market price of our common stock.

We may issue additional equity securities in the future to fund our operations, strengthen our balance sheet, or for other corporate purposes. The issuance of additional shares of common stock, preferred stock, or convertible securities could be substantially dilutive to holders of our common stock. Additionally, as restricted stock units, performance stock units, stock options, or warrants vest or are exercised, our stockholders will experience further dilution. In September 2025, we entered into an At the Market Offering Agreement (“ATM Program”) with Roth Capital Partners, LLC, pursuant to which we may offer and sell up to $7.8 million of our common stock from time to time. Sales under our ATM program will result in dilution for our stockholders. We may refresh or expand our ATM Program in the future, resulting in additional dilution. Holders of our common stock have no preemptive rights to purchase their pro rata share of any offering. The market price of our common stock could decline as a result of sales of shares under our ATM Program or other equity offerings, or the perception that such sales could occur.

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

In the course of preparing the financial statements that are included in this Annual Report on Form 10-K, our management has determined that as of January 2, 2026, we have material weaknesses in our internal control over financial reporting, which relate to the design and operation of internal control over financial reporting, lack of formal and effective controls over certain financial statement account balances, and lack of effective controls over the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) principles including control environment, risk assessment, control activities, information and communications and monitoring.

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

Our disclosure controls and procedures are intended to be designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that there are judgments in decision-making, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system and material weaknesses in internal control over financial reporting continuing as of January 2, 2026, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

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

In furtherance of detecting, identifying, classifying and mitigating cybersecurity and other data security threats, including such threats associated with our joint venture partners and our use of any third-party service providers, we also:

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

Conducting our businesses involves the collection, storage, use, disclosure, processing, transfer, and other handling of a wide variety of information, including personally identifiable information, for various purposes in our businesses. Like other comparable-sized companies that process a wide variety of information, our information technology systems, networks and infrastructure and technology have been, and may in the future be, vulnerable to cybersecurity attacks and other data security threats. As of the date of this Form 10-K, we do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect us, including our results of operations or financial condition. However, cybersecurity attacks are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. For example, the emergence of artificial intelligence has provided additional tools for those who perpetrate these attacks, including through social engineering, the development of customized malware, and an enhanced ability to evade detection. Despite our security measures, there can be no assurance that we, [our joint venture partners,] or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. For more information about these and other cybersecurity risks faced by us, see “Risk Factors – Risks Related to Our Business and Industry – We rely on IT systems to conduct our business, and disruption, failure or security breaches of these systems could adversely affect our business and results of operations” and “– Cybersecurity attacks on or breaches of our information technology environment could result in business interruptions, remediation costs and/or legal claims”.

Our board of directors has ultimate oversight for risks relating to our data security plan. In addition, the board of directors has delegated primary responsibility to the Audit Committee for assessing and managing data privacy and cybersecurity risks, reviewing data security and cybersecurity policies and processes with respect to data privacy and cybersecurity risk assessment and management, reviewing steps management has taken to monitor and control such risks, and regularly inquires with our management team, internal auditors and independent auditors in connection therewith. The Audit Committee also considers the evolution of different cybersecurity threats, including through artificial intelligence. The Audit Committee is also responsible for overseeing our investigation of, and response to, any cybersecurity attacks or threats.

We also have a dedicated team of employees overseeing our data security plan and initiatives, led by our Director of IT. With over twenty years of experience in the field of cybersecurity, our Director of IT brings a wealth of expertise to her role. Her background includes extensive experience in all facets of information technology and information security. Her in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our Director of IT also works directly in consultation with internal and external advisors in connection with data security planning and initiatives. We engage such external advisors to assist with the evaluation of our technology, security, critical risk areas and related controls to improve our ability to identify and detect, protect against, and recover from, cybersecurity incidents and other evolving threats and to appropriately benchmark against industry practices.

We have developed a procedure by which the board of directors and management are informed about relevant cybersecurity risks, allowing for effective cybersecurity oversight and the ability of the Company to monitor, prevent, detect, mitigate and remediate cybersecurity incidents. The results of our evaluations and the feedback from our engagements are used to drive alignment on, and prioritization of, initiatives to enhance our cybersecurity strategies, policies, and processes and make recommendations to improve processes.

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

Location	Owned or Leased	Approximate Size
Irvine, CA – Office	Leased	6,000 sq. ft.
Suisun, CA – Office	Leased	10,221 sq. ft.
Riverside, CA – Equipment Facility	Leased	13,289 sq. ft.
Richmond, CA - Office	Leased	7,575 sq. ft.
Tracy, CA - Equipment Facility	Leased	10,000 sq. ft., 43 acres
Denver, CO – Office	Leased	7,211 sq. ft.
Boise, ID – Office	Leased	1,704 sq. ft.
Chattanooga, TN - Office	Leased	570 sq. ft.

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

Holders

Substantially all of our stockholders maintain their shares in "street name" accounts and are not individually stockholders of record. According to the records of our transfer agent, there were eight stockholders of record as of March 11, 2026.

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

None.

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

We have a long history of successfully completing complex water projects, ranging from the world’s largest wastewater recycling and purification system in California to the iconic Hoover Dam. According to Engineering News Record, in 2025, we are nationally ranked as a top fifteen builder of water supply (#12), dams and reservoirs (#8), and water treatment and desalination plants (#11). Our business includes construction operations from Morrison Knudsen and Washington Group International which were consolidated in 2017 by AECOM. In 2021, we were sold by AECOM and became an independent company under new private ownership (the "AECOM Sale Transaction"). In November 2023, we completed our initial public offering (the “IPO”) and currently our stock is listed for trading on the Nasdaq Capital Market under the symbol "SHIM".

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
•
Transportation and Mobility. We construct mass transit systems (light passenger rail and bus rapid transit), autonomous transportation solutions (personal rapid transit, autonomous fixed guideway people movers, etc.) and implement intelligent transportation technologies.
•
Energy Transition. We modify facilities to accommodate electric vehicle fleets for transit agencies and municipalities, implement renewable energy components in our projects, and support data center construction.

As of January 2, 2026, we had a backlog of projects of approximately $793 million, mostly located in California, with ongoing projects in five other states. We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

Our History and the AECOM Sale Transaction

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

Our Ability to Successfully Expand our Footprint. We review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in tight labor markets. We believe that by carefully positioning ourselves in markets that have meaningful barriers to entry, like those with highly technical or specialized scopes of work, we can continue to be competitive. For example, we target projects with significant, highly-technical work that we can self-perform. We believe this provides us with a distinct pricing advantage, as well as better risk management. In addition, as a result of federal and state-level infrastructure initiatives, we believe that funding for technical construction projects may exceed capacity, enabling us to opportunistically target smaller specialized projects with less risk at higher margins. Furthermore, on June 23, 2025 we announced the launch of Axia Electric, a dedicated electrical subsidiary designed to meet growing market demand for specialized, high-performance electrical and power distribution solutions, which represents an expansion of our electrical capabilities and positions us to expand to additional geographies such as Texas, Georgia and Tennessee. We may be limited in our ability to expand our footprint into these new project types and geographies by barriers to entry to new markets, competition, and availability of capital and skilled labor.

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

In addition, as is customary in the construction business, we are required to provide surety bonds to our customers to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation, as well as certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. Events that adversely affect the insurance and bonding markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. If we are unable to obtain adequate bonding or if the cost of bonding materially increases, it would limit the amount that we can bid on new contracts, limit the competitiveness of our bids, and could have a material adverse effect on our future revenue and business prospects.

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

Gross Margin

Gross margin represents revenue less contract costs. Contract costs consist of all direct and indirect costs on contracts, including raw materials, labor, equipment costs, and subcontractor costs. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized in the current period in cost of revenue.

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

Results of Operations

The following table sets forth selected financial data for the fiscal year ended January 2, 2026 compared to the fiscal year ended January 3, 2025:

	Fiscal Year Ended				% of Revenue
(In thousands, except percentage data)	January 2, 2026	January 3, 2025	$ Change	% Change	January 2, 2026	January 3, 2025
Revenue	$492,844	$480,236	$12,608	3%	100%	100%
Cost of revenue	459,252	535,885	(76,633)	(14)	93	112
Gross margin	33,592	(55,649)	89,241	(160)	7	(12)
Selling, general and administrative expenses	54,576	63,966	(9,390)	(15)	11	13
ERP pre-implementation asset impairment and associated costs	—	15,708	(15,708)	(100)	—	3
Total operating expenses	54,576	79,674	(25,098)	(32)	11	17
Equity in earnings (loss) of unconsolidated joint ventures	1,508	(4,728)	6,236	(132)	—	(1)
Gain on sale of assets	75	20,725	(20,650)	(100)	—	4
Loss from operations	(19,401)	(119,326)	99,925	(84)	(4)	(25)
Interest expense	6,660	5,426	1,234	23	1	1
Other (income) expense, net	(636)	959	(1,595)	(166)	—	—
Net loss before income tax	(25,425)	(125,711)	100,286	(80)	(5)	(26)
Income tax benefit	—	963	(963)	(100)	—	—
Net loss	$(25,425)	$(124,748)	$99,323	(80)%	(5)%	(26)%

Revenue and gross margin

The following table sets forth disaggregated data on revenues and gross margin for the fiscal year ended January 2, 2026 compared to the fiscal year ended January 3, 2025:

	Fiscal Year Ended
(In thousands, except percentage data)	January 2, 2026	January 3, 2025	$ Change	% Change
Shimmick Projects
Revenue	$397,200	$355,683	$41,517	12%
Gross Margin	$40,141	$12,094	$28,047	232%
Gross Margin (%)	10%	3%
Non-Core Projects
Revenue	$95,644	$124,553	$(28,909)	(23)%
Gross Margin	$(6,549)	$(67,743)	$61,194	(90)%
Gross Margin (%)	(7)%	(54)%
Consolidated Total
Revenue	$492,844	$480,236	$12,608	3%
Gross Margin	$33,592	$(55,649)	$89,241	(160)%
Gross Margin (%)	7%	(12)%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Revenue recognized on Shimmick Projects was $397 million and $356 million for the fiscal years ended January 2, 2026 and January 3, 2025, respectively. The $42 million increase in revenue was primarily the result of $87 million of revenue from new higher margin projects ramping up and $31 million of revenue from a California Palisades fire clean-up project, partially offset by $77 million of decreases in revenue from lower activity on existing projects and projects winding down.

Gross margin recognized on Shimmick Projects was $40 million and $12 million for the fiscal years ended January 2, 2026 and January 3, 2025, respectively. The $28 million increase in the gross margin was primarily the result of $21 million in gross margin from new projects ramping up and $7 million in gross margin from a California Palisades fire clean-up project.

Non-Core Projects

As part of the AECOM Sale Transaction, we acquired projects and backlog that were started under prior ownership (formerly referred to as "Legacy and Foundations Projects"). Separately, the Company entered into an agreement to sell the assets of our foundation drilling Non-Core Projects in the second quarter of 2024 and continued to wind down the remaining work which is substantially completed.

Non-Core Projects revenue was $96 million and $125 million for the fiscal year ended January 2, 2026 and January 3, 2025, respectively. The $29 million decrease was primarily the result of the favorable GGB Project settlement which included a $31 million increase to revenue during the third quarter of 2024, which did not reoccur during the fiscal year ended January 2, 2026 as well as a result of projects winding down to completion. These impacts were partially offset by the settlement on a federal lock and dam Non-Core Project which included a $23 million reduction to revenue during the second quarter of 2024, which also did not reoccur during the fiscal year ended January 2, 2026.

Gross margin was $(7) million for the fiscal year ended January 2, 2026 as compared to $(68) million for the fiscal year ended January 3, 2025. The $61 million increase was primarily the result of the settlement on a federal lock and dam Non-Core Project discussed above which included a $30 million reduction to gross margin during the second quarter of 2024 as well as $19 million of cost increases for time and design-related schedule extensions identified during the fiscal year ended January 3, 2025 which did not reoccur during the fiscal year ended January 2, 2026. These improvements in margin from prior period were partially offset by the favorable GGB Project settlement, which contributed $11 million to gross margin during the third quarter of 2024 and did not reoccur during the fiscal year ended January 2, 2026.

A subset of Non-Core Projects ("Non-Core Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized absent external factors and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $74 million and $68 million for the fiscal year ended January 2, 2026 and January 3, 2025, respectively. Gross margin recognized on these Non-Core Loss Projects was $(2) million and $(45) million for the fiscal year ended January 2, 2026 and January 3, 2025, respectively. The change in gross margin was primarily the result of the settlement of the claims discussed above as well as cost increases for time and design-related schedule extensions during the fiscal year ended January 3, 2025 which did not reoccur during the fiscal year ended January 2, 2026.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $9 million during the fiscal year ended January 2, 2026 primarily as a result of the continued implementation of our transformation plan.

Equity in earnings (loss) of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures was $2 million for the fiscal year ended January 2, 2026 compared to equity in loss of unconsolidated joint ventures of $5 million for the fiscal year ended January 3, 2025 primarily as the result of increased costs due to schedule extensions experienced during the fiscal year ended January 3, 2025 which did not reoccur during the fiscal year ended January 2, 2026.

Gain on sale of assets

Gain on sale of assets, net decreased by $21 million during the fiscal year ended January 2, 2026 primarily due to the $17 million gain recognized on the transaction for the sale-leaseback of our equipment yard in Tracy, California and the $4 million gain recognized on the sale of the assets of our foundation drilling Non-Core Projects, each of which occurred during the fiscal year ended January 3, 2025 and did not reoccur during the fiscal year ended January 2, 2026.

Interest expense

Interest expense increased by $1 million primarily due to increased average borrowings on the Credit Agreement during the fiscal year ended January 2, 2026 as well as interest expense incurred on the ACF Credit Agreement and Ansley Loan Agreement entered into during the fiscal year ended January 2, 2026.

Other (income) expense, net

Other income, net was $1 million for the fiscal year ended January 2, 2026 compared to other expense, net of $1 million for the fiscal year ended January 3, 2025 primarily as the result of a $1 million loss recognized on the settlement of certain claims with AECOM as well as expenses recognized associated with the change in fair value of contingent consideration and other costs incurred during the fiscal year ended January 3, 2025 which did not reoccur during the fiscal year ended January 2, 2026.

Income tax benefit

Due to a tax loss for the fiscal year ended 2025, no income tax expense was recorded for the fiscal year ended January 2, 2026. Income tax benefit of $1 million was recognized for the fiscal year ended January 3, 2025, primarily as the result of a decrease in other taxes payable.

Net loss

Net loss decreased by $100 million to a net loss of $25 million for the fiscal year ended January 2, 2026, primarily due to an increase in gross margin of $89 million, a decrease in ERP pre-implementation asset impairment and associated costs of $16 million, a decrease in selling, general and administrative expenses of $9 million, an increase in equity in earnings (loss) of unconsolidated joint ventures of $6 million and an increase in other (income) expense, net of $2 million, partially offset by a decrease in gain on sale of assets of $21 million and an increase in interest expense of $1 million, all as described above.

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

Adjusted net loss

Adjusted net loss represents Net loss attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Non-Core Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

We have included Adjusted net loss in this Annual Report on Form 10-K because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net loss can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted net loss provides useful information to investors and others in understanding and evaluating our results of operations.

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

Adjusted EBITDA

Adjusted EBITDA represents our Net loss attributable to Shimmick Corporation before interest expense, income tax benefit and depreciation and amortization, adjusted to eliminate stock-based compensation, ERP pre-implementation asset impairment and associated costs, legal fees and other costs for Non-Core Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

Because of these and other limitations, you should consider Adjusted EBITDA alongside Net loss attributable to Shimmick Corporation, which is the most directly comparable GAAP measure. See reconciliations below:

	Fiscal Year Ended
	January 2,	January 3,
(In thousands)	2026	2025
Net loss attributable to Shimmick Corporation	$(25,584)	$(124,748)
Transformation costs (1)	1,790	7,067
Stock-based compensation	5,237	6,130
ERP pre-implementation asset impairment and associated costs(2)	—	15,708
Legal fees and other costs for Non-Core Projects (3)	3,204	14,030
Other (4)	517	828
Adjusted net loss	$(14,836)	$(80,985)

	Fiscal Year Ended
	January 2,	January 3,
(In thousands)	2026	2025
Net loss attributable to Shimmick Corporation	$(25,584)	$(124,748)
Interest expense	6,660	5,426
Income tax benefit	—	(963)
Depreciation and amortization	12,998	15,132
Transformation costs(1)	1,790	7,067
Stock-based compensation	5,237	6,130
ERP pre-implementation asset impairment and associated costs(2)	—	15,708
Legal fees and other costs for Non-Core Projects(3)	3,204	14,030
Other(4)	517	828
Adjusted EBITDA	$4,822	$(61,390)

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

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

During the fiscal year ended January 2, 2026, our capital expenditures were approximately $6 million compared to $10 million for the fiscal year ended January 3, 2025. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at January 2, 2026 totaled $20 million and availability under the Credit Agreement and ACF Credit Agreement totaled $17 million and $7 million, respectively, resulting in total liquidity of $44 million.

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

We believe that our operating, investing and financing cash flows are sufficient to fund our operations for at least the next twelve months and thereafter for the foreseeable future. However, future cash flows are subject to a number of variables, and significant additional expenditures will be required to conduct our operations. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of expenditures. In the event we make one or more acquisitions and the amount of capital required is greater than the amount we have available for acquisitions at that time, we could be required to reduce the expected level of expenditures and/or seek additional capital. If we seek additional capital, we may do so through joint ventures, asset sales, offerings of debt or equity securities or other means. We cannot guarantee that this additional capital will be available on acceptable terms or at all. If we are unable to obtain the funds we need, we may not be able to complete acquisitions that may be favorable to us or finance the expenditures necessary to conduct our operations.

Total debt outstanding is presented on the consolidated balance sheets as follows:

(In thousands)	January 2, 2026	January 3, 2025
Credit Agreement	$46,424	$11,503
ACF Credit Agreement	8,194	—
Ansley Loan Agreement	12,971	—
Unamortized debt issuance costs	(3,130)	(2,025)
Total debt, net	64,459	9,478
Less: Current portion of long-term debt, net	4,143	—
Long-term debt, less current portion, net	$60,316	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on March 9, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the second quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of January 2, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of January 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the
Ansley Loan Agreement. As of January 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the fiscal year ended January 2, 2026, the Company paid $2 million in cash interest, and accrued $3 million in non-cash payment-in-kind interest as of January 2, 2026.

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

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Fiscal Year Ended
	January 2,	January 3,
(In thousands)	2026	2025
Net cash used in operating activities	$(65,114)	$(21,259)
Net cash provided by investing activities	1,124	15,041
Net cash provided by (used in) financing activities	50,054	(21,897)
Net decrease in cash, cash equivalents and restricted cash	(13,936)	(28,115)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$21,859	$35,795

Operating Activities

During the fiscal year ended January 2, 2026, net cash used in operating activities was $65 million, compared to net cash used in operating activities of $21 million for the fiscal year ended January 3, 2025. Cash flows used in operating activities were driven by a net loss, adjusted for various non-cash items and changes in accounts receivable, contract assets, contract liabilities, accounts payable and accrued expenses balances, accrued salaries and wages and other assets and liabilities as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities and operating assets and liabilities. The changes in the components of operating assets and liabilities during the fiscal years ended January 2, 2026 and January 3, 2025 were as follows:

	Fiscal Year Ended
	January 2,	January 3,
(In thousands)	2026	2025
Accounts receivable, net	$12,809	$11,190
Contract assets	(40,156)	104,139
Accounts payable	23,067	(35,114)
Contract liabilities	(48,764)	(13,260)
Accrued expenses	(4,384)	9,940
Other assets and liabilities	(8,892)	6,349
Changes in operating assets and liabilities, net	$(66,320)	$83,244

During the fiscal year ended January 2, 2026, the decrease in operating assets and liabilities was $66 million, which was primarily driven by decreases in contract liabilities and increases in contract assets, partially offset by increases in accounts payable. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the fiscal year ended January 2, 2026, net cash provided by investing activities was $1 million, which was primarily driven by proceeds from the sale of assets of $5 million and return of investment in unconsolidated joint ventures of $3 million, partially offset by purchases of property, plant and equipment of $7 million.

For the fiscal year ended January 3, 2025, net cash provided by investing activities was $15 million, which was primarily driven by proceeds from the sale of assets of $32 million, partially offset by purchases of property, plant and equipment of $10 million and contributions to unconsolidated joint ventures of $6 million.

Financing Activities

For the fiscal year ended January 2, 2026, net cash provided by financing activities was $50 million, which primarily consisted of borrowings on credit and loan agreements of $129 million, partially offset by repayments on credit and loan agreements of $75 million, $2 million of debt issuance costs incurred for the ACF Credit Agreement and

Ansley Loan Agreement entered into during the first quarter of 2025 and $2 million of payments associated with tax withholdings related to the vesting of restricted stock units.

For the fiscal year ended January 3, 2025, net cash used in financing activities was $22 million, which primarily consisted of net repayments to credit facilities of $20 million and $2 million of debt issuance costs incurred for the Credit Agreement and associated amendment entered into during the second and third quarters of 2024.

Letters of Credit

We obtain standby letters of credit as required from time to time by our insurance carriers. The Company did not have any letters of credit outstanding as of January 2, 2026 or January 3, 2025.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments through the fiscal years ending January 3, 2030 of approximately $6 million, $4 million, $4 million, $3 million and $2 million, respectively, and approximately $1 million in the aggregate thereafter based on balances outstanding as of January 2, 2026. See Note 10 - Leases, of the notes to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

As of January 2, 2026, we had a backlog of projects of approximately $793 million.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
January 2, 2026
Backlog by customer type:
State and local agencies	63%
Federal agencies	20%
Private owners	17%
Total backlog	100%

As of
January 2, 2026
Backlog by contract type:
Fixed-price	88%
Cost reimbursable	12%
Total backlog	100%

As of
January 2, 2026
Estimated backlog recognized:
0 to 24 months	87%
25 to 36 months	6%
Beyond 36 months	7%
Total backlog	100%

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

Consolidated Financial Statements of the Company

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets as of January 2, 2026 and January 3, 2025
Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2026 and January 3, 2025
Consolidated Statements of Stockholders’ (Deficit) Equity for the Fiscal Years Ended January 2, 2026 and January 3, 2025
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2026 and January 3, 2025
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Shimmick Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shimmick Corporation and subsidiaries (the "Company") as of January 2, 2026 and January 3, 2025, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows, for each of the two years in the period ended January 2, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2026 and January 3, 2025, and the results of its operations and its cash flows for each of the two years in the period ended January 2, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 13, 2026

We have served as the Company's auditor since 2022.

Shimmick Corporation

Consolidated Balance Sheets

(In thousands, except share data)

	January 2,	January 3,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,969	$33,730
Restricted cash	1,890	2,065
Accounts receivable, net	30,179	42,988
Contract assets, current	110,276	46,603
Prepaids and other current assets	13,067	15,614

TOTAL CURRENT ASSETS	175,381	141,000

Property, plant and equipment, net	10,571	19,132
Intangible assets, net	4,091	6,667
Contract assets, non-current	—	23,517
Lease right-of-use assets	16,466	24,232
Investment in unconsolidated joint ventures	11,866	19,016
Other assets	388	300

TOTAL ASSETS	$218,763	$233,864

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$69,542	$46,475
Contract liabilities, current	53,760	102,524
Accrued expenses	34,172	38,556
Current portion of long-term debt, net	4,143	—
Other current liabilities	34,499	42,709

TOTAL CURRENT LIABILITIES	196,116	230,264

Long-term debt, less current portion, net	60,316	9,478
Lease liabilities, non-current	11,913	15,987
Contract liabilities, non-current	453	113
Contingent consideration	5,203	4,686
Other liabilities	1,402	8,010

TOTAL LIABILITIES	275,403	268,538

Commitments and Contingencies (Note 12)

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized as of January 2, 2026 and January 3, 2025; 36,035,559 and 34,271,214 shares issued and outstanding as of January 2, 2026 and January 3, 2025, respectively	360	343
Additional paid-in-capital	46,795	43,353
Retained deficit	(103,795)	(78,211)
Non-controlling interests	—	(159)

TOTAL STOCKHOLDERS' DEFICIT	(56,640)	(34,674)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$218,763	$233,864

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal Year Ended
	January 2,	January 3,
	2026	2025
Revenue	$492,844	$480,236
Cost of revenue	459,252	535,885
Gross margin	33,592	(55,649)
Selling, general and administrative expenses	54,576	63,966
ERP pre-implementation asset impairment and associated costs	—	15,708
Total operating expenses	54,576	79,674
Equity in earnings (loss) of unconsolidated joint ventures	1,508	(4,728)
Gain on sale of assets	75	20,725
Loss from operations	(19,401)	(119,326)
Interest expense	6,660	5,426
Other (income) expense, net	(636)	959
Net loss before income tax	(25,425)	(125,711)
Income tax benefit	—	963
Net loss	(25,425)	(124,748)
Net income attributable to non-controlling interests	159	—
Net loss attributable to Shimmick Corporation	$(25,584)	$(124,748)
Net loss attributable to Shimmick Corporation per common share
Basic	$(0.74)	$(4.10)
Diluted	$(0.74)	$(4.10)

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Stockholders' (Deficit) Equity

(In thousands, except share data)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Earnings (Deficit)	Interests	Equity (Deficit)
Balance as of December 29, 2023	25,493,877	$255	$24,445	$46,537	$(747)	$70,490
Net loss	—	—	—	(124,748)	—	(124,748)
Issuance of common stock	8,777,337	88	12,778	—	—	12,866
Stock-based compensation	—	—	6,130	—	—	6,130
Contributions from non-controlling interests	—	—	—	—	762	762
Distributions to non-controlling interests	—	—	—	—	(174)	(174)
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)
Net loss	—	—	—	(25,584)	159	(25,425)
Issuance of common stock	1,764,345	17	15	—	—	32
Stock-based compensation	—	—	5,237	—	—	5,237
Tax withholding related to vesting of restricted stock units	—	—	(1,810)	—	—	(1,810)
Balance as of January 2, 2026	36,035,559	$360	$46,795	$(103,795)	$—	$(56,640)

See accompanying notes to the consolidated financial statements.

Shimmick Corporation

Consolidated Statements of Cash Flows

(In thousands)

	Fiscal Year Ended
	January 2,	January 3,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(25,425)	$(124,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,237	6,130
Depreciation and amortization	12,998	15,132
Equity in (earnings) loss of unconsolidated joint ventures	(1,508)	4,728
Return on investment in unconsolidated joint ventures	6,374	694
ERP pre-implementation asset impairment	—	10,428
Gain on sale of assets	(75)	(20,725)
Other, net	3,605	3,858
Changes in operating assets and liabilities:
Accounts receivable, net	12,809	11,190
Contract assets	(40,156)	104,139
Accounts payable	23,067	(35,114)
Contract liabilities	(48,764)	(13,260)
Accrued expenses	(4,384)	9,940
Other assets and liabilities	(8,892)	6,349
Net cash used in operating activities	(65,114)	(21,259)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(6,371)	(10,477)
Proceeds from sale of assets	4,872	31,774
Unconsolidated joint venture equity contributions	(189)	(6,460)
Return of investment in unconsolidated joint ventures	2,812	204
Net cash provided by investing activities	1,124	15,041
Cash Flows From Financing Activities
Borrowings on credit and loan agreements	129,463	9,496
Repayments on credit and loan agreements	(75,273)	—
Net repayments of Revolving Credit Facility	—	(29,915)
Other, net	(4,136)	(1,478)
Net cash provided by (used in) financing activities	50,054	(21,897)
Net decrease in cash, cash equivalents and restricted cash	(13,936)	(28,115)
Cash, cash equivalents and restricted cash, beginning of period	35,795	63,910
Cash, cash equivalents and restricted cash, end of period	$21,859	$35,795
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets
Cash and cash equivalents	$19,969	$33,730
Restricted cash	1,890	2,065
Total cash, cash equivalents and restricted cash	$21,859	$35,795

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

Change in Presentation

Certain prior period balances in the consolidated balance sheets, statements of operations and statements of cash flows and accompanying notes have been combined or rounded to conform to current period presentation. These changes had no impact on net loss, cash flows, assets and liabilities, or (deficit) equity previously reported.

Fiscal Year

The Company’s fiscal years consist of 52 or 53 weeks, ending on the Friday closest to December 31. Fiscal year 2025 commenced on January 4, 2025 and ended on January 2, 2026. Fiscal year 2024 commenced on December 30, 2023 and ended on January 3, 2025.

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

Cash and cash equivalents as of each of January 2, 2026 and January 3, 2025, include $2 million, held by consolidated joint ventures that may not be distributed or used for certain other payments prescribed in the joint venture agreement without consent of the joint venture partners. These balances are presented as restricted cash within the consolidated balance sheets.

Accounts Receivable and Allowance for Credit Losses

The Company records its accounts receivable net of an allowance for credit losses. The company estimates the allowance for credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.

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

Property, plant and equipment to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. The carrying amount of an asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected from the use and eventual disposition of the asset. For assets to be held and used, impairment losses are recognized based upon the excess of the asset’s carrying amount over the fair value of the asset. For property, plant and equipment assets to be disposed, impairment losses are recognized at the lower of the carrying amount or fair value less cost to sell. Other than the enterprise resource planning (ERP) system impairment discussed in Note 5 - Property, Plant and Equipment and Intangible Assets, there was no impairment to property, plant and equipment for the fiscal years ended January 2, 2026 and January 3, 2025.

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

The Company considers events or circumstances that may warrant revised estimates of useful lives or that may indicate impairment. There was no impairment to intangible assets for the fiscal years ended January 2, 2026 and January 3, 2025.

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

The following tables summarize the components of other current liabilities as of January 2, 2026 and January 3, 2025:

	January 2,	January 3,
	2026	2025
(In thousands)
Salaries, wages and benefits	$19,294	$22,000
Lease liabilities	4,709	6,571
Insurance and legal expense reserves	5,152	6,726
Project accruals and other current liabilities	5,344	7,412
Other current liabilities	$34,499	$42,709

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

Other than the contingent consideration, there were no assets and liabilities measured at fair value on a recurring basis as of January 2, 2026 or January 3, 2025.

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

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires disaggregation of certain components included in the Company’s effective tax rate and income taxes paid disclosures. The Company adopted ASU 2023-09 as of year ended January 2, 2026 with no significant impact on its consolidated financial statements and related disclosures included in Note 7 - Income Taxes.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Clarifying the Effective Date. These updates require public companies to disclose additional information about certain expenses in the notes to financial statements, enhancing transparency and providing more detailed insights for investors and other stakeholders. This guidance is effective for annual periods beginning after December 15, 2026, and quarterly periods within those annual periods beginning after December 15, 2027, with early adoption permitted, and will be applied on a prospective basis. The Company is currently evaluating the effects that adoption of this guidance will have on the condensed consolidated financial statements and related disclosures

In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets, to address complexities in applying current expected credit losses for current accounts receivable and contract assets. The amendments allow entities to make an accounting policy election to apply a practical expedient when estimating expected credit losses for certain assets, which allows entities to assume that economic conditions at the balance sheet date will remain unchanged for the remaining life of those assets. The amendments are effective in annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the effects that adoption of this guidance will have on the consolidated financial statements and related disclosures.

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Fiscal Year Ended
	January 2,	January 3,
(In thousands)	2026	2025
Fixed-price	$434,883	$442,243
Cost reimbursable	56,772	36,070
Equipment and labor	1,189	1,923
Total revenue	$492,844	$480,236

Projects started after prior ownership ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Projects that started under prior ownership or focus on foundation drilling are referred to as "Non-Core Projects" (formerly referred to as "Legacy and Foundations Projects").

The following table presents the Company’s revenue disaggregated by Shimmick Projects and Non-Core Projects:

	Fiscal Year Ended
	January 2,	January 3,
(In thousands)	2026	2025
Shimmick Projects	$397,200	$355,683
Non-Core Projects	95,644	124,553
Total revenue	$492,844	$480,236

Remaining performance obligations

The Company had $760 million of remaining performance obligations yet to be satisfied as of January 2, 2026. Our remaining performance obligations have a weighted average life of 1.7 years as of January 2, 2026.

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

	January 2,	January 3,
	2026	2025	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$64,131	$46,603	$17,528
Retainage receivable	46,145	23,517	22,628
Total contract assets	110,276	70,120	40,156

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings, net of retainage receivable	(18,276)	(50,490)	32,214
Forward loss reserve	(35,937)	(52,147)	16,210
Total contract liabilities	(54,213)	(102,637)	48,424
Net	$56,063	$(32,517)	$88,580

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. The majority of retainage receivable is expected to be collected within one year. These assets and liabilities are reported in the consolidated balance sheets within “Contract assets, current,” “Contract assets, non-current,” “Contract liabilities, current" and “Contract liabilities, non-current." Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings.

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $53 million during the fiscal year ended January 2, 2026 that was included in contract liabilities as of January 3, 2025.

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

	January 2,	January 3,
	2026	2025
(In thousands)
Total accounts receivable, gross	$30,954	$43,942
Allowance for credit losses	(775)	(954)
Accounts receivable, net	$30,179	$42,988

Substantially all contract assets as of January 2, 2026 and January 3, 2025 are expected to be collected within the Company’s estimated operating cycle, except for retainage and claims pertaining to certain contracts. The Company’s operating cycle may extend beyond one year.

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

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of January 2, 2026
Customer one	39.9%

As of January 3, 2025
Customer one	40.6%
Customer two	20.2%

Significant Customers as a Percentage of Revenue
Fiscal Year Ended January 2, 2026
Customer one	19.1%
Customer two	13.3%
Customer three	11.7%
Customer four	11.3%

Fiscal Year Ended January 3, 2025
Customer one	17.1%
Customer two	15.4%
Customer three	10.2%
Customer four	10.1%

Revisions in Estimates

Changes in contract estimates resulted in net decreases in gross margin of $6 million for the fiscal year ended January 2, 2026, primarily due to cost increases related to delays and lower productivity on a Shimmick bridge project and a federal lock and dam Non-Core Project, partially offset by net increases in gross margin due to lower cost estimates on a Shimmick water project.

Changes in contract estimates resulted in net decreases in gross margin of $63 million for the fiscal year ended January 3, 2025, primarily due to settlements of claims on two large projects and increased forecasted costs to complete on loss projects.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	January 2,	January 3,
	2026	2025
(In thousands)
Current assets	$2,586	$11,063
Non-current assets	—	—
Total assets	2,586	11,063
Current liabilities	32,427	63,512
Non-current liabilities	—	2,433
Total liabilities	$32,427	$65,945

	Fiscal Year Ended
	January 2,	January 3,
	2026	2025
(In thousands)
Revenue	$20,084	$49,454

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	January 2,	January 3,
	2026	2025
(In thousands)
Current assets	$46,309	$60,738
Non-current assets	2,166	9,573
Total assets	48,475	70,311
Current liabilities	23,288	28,351
Total liabilities	$23,288	$28,351

	Fiscal Year Ended
	January 2,	January 3,
	2026	2025
(In thousands)
Revenue	$62,907	$58,249
Cost of revenue	62,392	77,003
Gross margin	515	(18,754)
Other expense	—	2,500
Net income (loss)	$515	$(21,254)

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Fiscal Year Ended
	January 2,	January 3,
	2026	2025
(In thousands)
Revenue	$703	$2,625

Amounts included in the consolidated balance sheets related to services provided to unconsolidated joint ventures for the years ended January 2, 2026 and January 3, 2025 are as follows:

	January 2,	January 3,
	2026	2025
(In thousands)
Accounts receivable, net	$1,869	$2,098

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of January 2, 2026 and January 3, 2025:

	January 2, 2026	January 3, 2025
(In thousands)
Building and land	$171	$171
Machinery, equipment, and vehicles	52,458	51,227
Office furniture and equipment	7,061	6,876
Property, plant and equipment, gross	59,690	58,274
Accumulated depreciation	(49,119)	(39,142)
Property, plant and equipment, net	$10,571	$19,132

	Fiscal Year Ended
	January 2,	January 3,
	2026	2025
(In thousands)
Depreciation expense	$10,135	$12,276

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

The following tables present the Company’s finite-lived intangible assets, including the weighted- average useful lives for each major intangible asset category and in total:

	January 2, 2026
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	2	$10,600	$(7,571)	$3,029
Customer contracts	1	6,373	(5,311)	$1,062
Total		$16,973	$(12,882)	$4,091

	January 3, 2025
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	3	$10,600	$(6,057)	$4,543
Customer contracts	2	6,373	(4,249)	2,124
Total		$16,973	$(10,306)	$6,667

Amortization of intangibles was $3 million for each of the fiscal years ended January 2, 2026 and January 3, 2025 and is recorded in selling, general and administrative expenses within the consolidated statements of operations. The Company’s estimated aggregate remaining amortization is as follows:

Amortization
Expense
(In thousands)
2026	$2,577
2027	1,514
Total	$4,091

Note 6. Debt

Total debt outstanding is presented on the consolidated balance sheets as follows:

(In thousands)	January 2, 2026	January 3, 2025
Credit Agreement	$46,424	$11,503
ACF Credit Agreement	8,194	—
Ansley Loan Agreement	12,971	—
Unamortized debt issuance costs	(3,130)	(2,025)
Total debt, net	64,459	9,478
Less: Current portion of long-term debt, net	4,143	—
Long-term debt, less current portion, net	$60,316	$9,478

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as

lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on March 9, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the second quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of January 2, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of January 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the
Ansley Loan Agreement. As of January 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Revolving Credit Facility

On March 27, 2023, we entered into the Revolving Credit Facility with MidCap Financial Services, LLC, which originally provided a total commitment of $30 million. The Revolving Credit Facility was terminated on March 12, 2025 upon execution of the ACF Credit Agreement.

During the fiscal year ended January 2, 2026, the Company paid $2 million in cash interest, and accrued $3 million in non-cash payment-in-kind interest as of January 2, 2026.

Note 7. Income Taxes

The components of the provision for income taxes are as follows:

	Fiscal Year Ended
	January 2, 2026	January 3, 2025
(In thousands)
Current taxes:
Federal	$—	$(720)
State	—	(243)
Total current taxes	—	(963)
Deferred taxes:
Federal	—	—
State	—	—
Total deferred taxes	—	—
Provision for income taxes	$—	$(963)

The differences between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax benefit are summarized as follows:

	Fiscal Year Ended
	January 2, 2026
(In thousands)
Federal taxes at statutory rate	21.0%	$(5,339)
State and local taxes, net of federal effect	1.0%	(261)
Nontaxble or nondeductible items:
IRC Section 162(m) limitation	(0.4)%	112
Incentive stock option (ISO) expense	(1.5)%	383
Share-based compensation shortfall	(1.0)%	262
Contingent consideration adjustment	(1.2)%	300
Other (meals, penalties, etc.)	(0.3)%	67
Change in valuation allowance	(18.2)%	4,625
Other	0.6%	(149)
Reported provision for income taxes	$—	$—
Effective tax rate	0.0%

	Fiscal Year Ended
	January 3, 2025
(In thousands)
Expected income tax benefit at federal statutory rate	21.0%	$(26,399)
State income taxes, net of federal income tax benefit	6.4%	(8,031)
Return to provision true-up	(1.7)%	2,150
Permanent items	0.0%	60
Change in valuation allowance	(23.9)%	30,016
Other	0.8%	(963)
State rate change	(1.8)%	2,204
Reported provision for income taxes	$—	$(963)
Effective tax rate	0.8%

The Company’s effective tax rate for the fiscal year ended January 2, 2026 differed from the U.S. federal statutory rate of 21% primarily due to state and local income taxes and changes in the valuation allowance. State and local taxes reflect taxes in jurisdictions in which the Company operates, net of the related federal benefit, and are primarily attributable to operations in California.

Nondeductible items include the impact of the limitation on executive compensation under IRC Section 162(m), incentive stock option expense for which no tax deduction is recognized unless a disqualifying disposition occurs, share-based compensation shortfalls, and nondeductible contingent consideration adjustments.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis. Based on cumulative pre-tax losses and other objective negative evidence, the Company concluded that it is more likely than not that its deferred tax assets will not be realized and therefore maintains a full valuation allowance. The decrease in the valuation allowance was primarily the result of the changes in deferred tax assets provided in the table below. Current-year deferred taxes were fully offset by the corresponding change in the valuation allowance.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	January 2, 2026	January 3, 2025
(In thousands)
Deferred tax liabilities:
Depreciation and amortization	$(2,674)	$(640)
Right-of-use asset	(4,508)	(6,640)
Total deferred tax liabilities	$(7,182)	$(7,280)
Deferred tax assets:
Intangible assets	$26,757	$30,317
Contract loss reserve	6,689	7,854
Investment in partnerships	17,461	22,770
Lease liability	4,550	6,181
Stock compensation	1,083	3,083
Accrued expenses and reserves	6,672	7,814
Section 382 limitation	50,340	45,587
Net operating loss carryforwards	54,373	51,777
Other deferred tax assets	3,130	2,173
Total deferred tax assets	$171,055	$177,556
Net deferred tax assets before valuation allowance	$163,873	$170,276
Less: Valuation allowance	(163,873)	(170,276)
Net deferred tax assets	$—	$—

As of January 2, 2026 and January 3, 2025, gross deferred tax assets were $171 million and $178 million, respectively. The Company has recorded a valuation allowance of $164 million and $170 million as of January 2, 2026 and January 3, 2025, respectively. The Company has performed an assessment of positive and negative evidence, including the nature, frequency, and severity of cumulative financial reporting losses in recent years, the future reversal of existing temporary differences, predictability of future taxable income exclusive of reversing temporary differences of the character necessary to realize the asset, relevant carryforward periods, taxable income in carry-back years if carry-back is permitted under tax law, and prudent and feasible tax planning strategies that would be implemented, if necessary, to protect against the loss of the deferred tax asset that would otherwise expire. The change in the valuation allowance of $6 million was primarily driven by the generation of federal and state net operating losses.

The Company recognizes interest and penalties related to tax matters as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

At January 2, 2026, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $199 million and $197 million, respectively. The U.S. federal NOL carryforward does not expire and can be carried forward indefinitely, but can only offset up to 80% of taxable income in future years. The state NOL carryforwards have both indefinite and limited carryforward periods, depending on state jurisdictions, and expire beginning in 2036 through 2043. At January 2, 2026, the Company had a full valuation allowance related to the tax-effected amount of these net operating losses. The Company had no unrecognized tax benefits recorded at January 2, 2026.

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

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act ("OBBBA"), which includes various modifications to federal tax law. Among its provisions, the legislation retroactively reinstates 100% bonus depreciation for qualified property placed in service on or after January 20, 2025. The Company evaluated the impact of the legislation and determined that, while the bonus depreciation provision may affect the timing of future taxable income and deferred taxes, the impact is fully offset by the Company’s valuation allowance and therefore does not affect income tax expense.

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

On November 13, 2023, the Company’s Board approved the Shimmick Corporation 2023 Equity Incentive Plan (the “2023 Omnibus Incentive Plan”). The maximum aggregate number of shares of Common Stock available was 3,729,149 under the 2023 Omnibus Incentive Plan (equal to ten percent (10%) of the Company’s Common Stock outstanding immediately following the completion of the Company’s IPO on November 16, 2023 plus (ii) the reserved and authorized shares for awards under the Company’s 2021 Stock Plan that were not granted as of November 13, 2023). The maximum aggregate number of shares of Common Stock that may be issued under the 2023 Omnibus Incentive Plan automatically increases annually on the first day of each fiscal year, beginning with the 2024 fiscal year in an amount equal to five percent (5%) of Common Stock outstanding on the last day of the immediately preceding fiscal year unless the plan administration determines that a lesser amount should instead be issued. The shares reserved under the 2023 Omnibus Incentive Plan are for issuance of incentive instruments, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and other share-based awards.

Total compensation expense related to stock-based grants was $5 million and $6 million for the fiscal years ended January 2, 2026 and January 3, 2025, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding as of January 2, 2026 and January 3, 2025 was $2 million and $6 million, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 0.8 years and 0.9 years, as of January 2, 2026 and January 3, 2025, respectively.

For the fiscal years ended January 2, 2026 and January 3, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 3, 2025	3,337,150	$1.26	$0.66	6.3
Exercised	(1,278,372)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of January 2, 2026	2,058,778	1.26	0.66	5.3
Exercisable as of January 2, 2026	2,058,778	$1.26	$0.66	5.3

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of December 29, 2023	4,137,183	$1.26	$—	7.6
Exercised	(416,057)	1.26	0.66	—
Forfeited & expired	(383,976)	1.26	0.66	—
Outstanding as of January 3, 2025	3,337,150	1.26	0.66	6.3
Exercisable as of January 3, 2025	2,983,056	$1.26	$0.66	6.3

The following table summarizes the activities for unvested Shimmick restricted stock units for the fiscal years ended January 2, 2026 and January 3, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 3, 2025	2,617,110	$2.88
Awarded	702,535	1.64
Forfeited	—	—
Vested	(1,827,900)	2.73
Unvested as of January 2, 2026	1,491,745	$2.48

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of December 29, 2023	576,714	$6.49
Awarded	2,497,630	2.51
Forfeited	(61,656)	6.32
Outstanding as of January 3, 2025	3,012,688	2.88
Ended vested as of January 3, 2025	395,578	5.25
Ended unvested as of January 3, 2025	2,617,110	$2.88

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 2.1 million and 3.3 million employee stock options as of January 2, 2026 and January 3, 2025, respectively, and 1.5 million and 2.6 million restricted stock units as of January 2, 2026 and January 3, 2025, respectively, were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation. The computation of basic and diluted EPS is as follows:

	Fiscal Year Ended
(In thousands, except share and per share data)	January 2, 2026	January 3, 2025
Numerator:
Net loss attributable to Shimmick Corporation	$(25,584)	$(124,748)
Numerator for basic and diluted EPS	$(25,584)	$(124,748)

Denominator:
Denominator for basic EPS - weighted average shares	34,770	30,406
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	34,770	30,406
Basic EPS	$(0.74)	$(4.10)
Diluted EPS	$(0.74)	$(4.10)

Note 10. Leases

Lease expenses recorded within the consolidated statements of operations are comprised as follows:

	Fiscal Year Ended
(In thousands)	January 2, 2026	January 3, 2025
Operating lease cost
Cost of revenue	$8,600	$10,194
Selling, general and administrative expenses	1,002	1,105
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	287	287
Interest on lease liabilities	101	20
Short-term lease cost	468	464
Total lease cost	$10,458	$12,070

Additional consolidated balance sheets information related to leases is as follows:

	Balance Sheet	January 2,	January 3,
(In thousands)	Classification	2026	2025
Assets:
Operating lease assets	Lease right-of-use assets	$15,255	$24,232
Finance lease assets	Lease right-of-use assets	1,211	—
Total lease assets		$16,466	$24,232

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$4,372	$6,571
Finance lease liabilities	Other current liabilities	337	—
Total current lease liabilities		$4,709	$6,571

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$11,011	$15,987
Finance lease liabilities	Lease liabilities, non-current	902	—
Total non-current lease liabilities		$11,913	$15,987

Weighted average remaining lease term information related to leases is as follows:

	January 2,	January 3,
	2026	2025
Weighted average remaining lease term (in years):
Operating leases	4.2	4.3
Finance leases	2.2	—
Weighted average discount rate:
Operating leases	7.4%	6.9%
Finance leases	8.8%	—

Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
	January 2,	January 3,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,810	$8,157
Financing cash flows from finance leases	259	317
Right-of-use assets obtained in exchange for new operating leases	$1,311	$11,862

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Finance
Year	Leases	Leases
(In thousands)
2026	$5,337	$434
2027	3,456	432
2028	3,405	541
2029	2,648	—
2030	2,122	—
Thereafter	1,095	—
Total lease payments	18,063	1,407
Amounts representing interest	(2,680)	(168)
Total lease liabilities	$15,383	$1,239

Note 11. Employee Retirement Plans

Defined Contribution Profit Sharing Plan

The Company sponsors a defined contribution profit sharing plan covering substantially all non-union persons employed by the Company, whereby employees may contribute a percentage of compensation, limited to maximum allowed amounts under the Internal Revenue Code.

The Company made matching contributions of $1 million and $2 million for the fiscal years ended January 2, 2026 and January 3, 2025, respectively.

Multiemployer Pension Plans

The Company participates in construction-industry multiemployer pension plans. Generally, the plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. The Company’s aggregate contributions to these multiemployer plans were $10 million and $11 million for the fiscal years ended January 2, 2026 and January 3, 2025, respectively.

Our participation in significant plans for the fiscal years ended January 2, 2026 and January 3, 2025 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three digit plan number. The zone status is based on the latest information that the Company received from the plan and is certified by the plan’s actuary. Plans in the red zone are generally less than 65% funded, plans in the yellow zone are generally less than 80% funded, and plans in the green zone are generally at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that require a payment of a surcharge in excess of regular contributions.

		Pension Protection Act Zone Status			Company Contributions Fiscal Year Ended (in thousands)
Pension Fund	EIN/Pension Plan Number	January 2, 2026	January 3, 2025	FIP/RP Status Pending or Implemented	January 2, 2026	January 3, 2025	Surcharge Imposed
Carpenters Pension Trust Fund for Northern CA	94-6050970	Red	Red	Implemented	$1,157	$1,049	No
Pension Trust Fund for the Operating Engineers	94-6090764	Green	Green	NA	911	1,154	No
Construction Laborers Pension Trust for Southern California	43-6159056	Green	Green	NA	891	602	No
Operating Engineers Trust Fund	95-6032478	Green	Green	NA	808	730	No
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048	Green	Yellow	NA	698	1,074	No
Ironworkers District Council of TN Valley & Vicinity Welfare Pension and Annuity Plans	62-6098036	Described below(1)	Described below(1)	NA	569	649	No
California Ironworkers Field Pension Fund	95-6042866	Green	Green	NA	554	735	No
Southwest Carpenters Pension Fund	95-6042875	Green	Green	NA	545	588	No
Laborers Pension Trust Fund for Northern CA	94-6277608	Green	Green	NA	543	802	No
Central Pension Fund of the IUOE & Participating Employers	36-6052390	Described below(1)	Green	NA	542	614	No
San Diego Electrical Pension Plan	95-6101801	Yellow	Yellow	NA	508	423	No
Southern California IBEW-NECA Pension Trust Fund	95-6392774	Yellow	Yellow	NA	493	384	No
San Diego County Construction Laborers Pension Trust Fund	95-6090541	Green	Green	NA	426	469	No
Plasterers & Cement Masons Local 148 Defined Contribution Pension Fund	58-6098290	Described below(1)	Green	NA	287	120	No
Tennessee/North Carolina Carpenters and Millwrights Pension Fund	62-6101275	Described below(1)	Green	NA	200	57	No
		Contributions to other multiemployer plans			1,215	1,200
			Total contributions made		$10,347	$10,650

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of January 2, 2026 and January 3, 2025, and believes that the ultimate resolution of such matters will not materially affect the Company's consolidated financial position, results of operations, or cash flows.

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

The Company has recorded contingent consideration as of January 2, 2026 and January 3, 2025 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of January 2, 2026 or January 3, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d15(f) under the Exchange Act). Management, under the supervision and with the participation of the Chief Executive Officer and Interim Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act). In conducting our evaluation, management used the updated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control–Integrated Framework (2013). Disclosure controls and procedures are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, management concluded that, as of January 2, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. As discussed in Item 9A of our Form 10-K for the year ended January 3, 2025, we identified material weaknesses in our internal control over financial reporting as well as a lack of effective controls over the COSO principles including control environment, risk assessment, control activities, information and communications and monitoring as of January 3, 2025 and December 29, 2023.

During the fiscal year ended January 2, 2026, we engaged a third-party advisory firm to assist management in evaluating the design and operating effectiveness of internal control over financial reporting as part of our remediation plan. While the majority of the internal controls associated with the previously identified material weakness were remediated during this fiscal year, additional time is required to fully implement and validate the remaining remediation efforts. We made significant progress in the design and operating effectiveness of our control environment during the 2025 fiscal year and successfully remediated previously identified material weaknesses in internal controls associated with risk assessment, information system general controls, entity level controls and financial reporting and business process controls associated with payroll, treasury, accounts payable, leases and property, plant and equipment. We have implemented and are executing a remediation plan to address the limited number of remaining material weaknesses described below.

As of January 2, 2026, we identified material weaknesses in our internal control over financial reporting related to the operating effectiveness of controls associated with revenue and journal entries and the design and operating effectiveness of controls associated with income tax accounting. Specifically, we did not maintain effective internal controls over the preparation, review, and approval of journal entries to verify appropriate authorization. In addition, we did not maintain effective controls over the calculation, review and recording of income tax accounts, including the income tax provision, deferred tax assets and liabilities, and related disclosures. We also identified a deficiency in controls over the revenue review of estimates at completion, as there was insufficient evidence to support that reviews were performed for amounts exceeding established thresholds. Finally, we continue to remediate the monitoring aspect of our internal controls with respect to having an established, consistently executed plan to test all relevant control activities for operating effectiveness on a regular basis such that there is sufficient evidence that all controls are operating effectively as of year end.

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

Management’s Plan to Remediate the Identified Material Weaknesses

We have implemented and are in the process of executing a remediation plan which includes consistently documenting the support related to the revenue project estimate at completion modules, timely executing a formal review process to ensure journal entries are reviewed and approved in a timely manner and enhancing the oversight and review of income tax-related accounting calculations to validate completion and accuracy.

Changes in Internal Control Over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended January 2, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended January 2, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” except as follows:

			Plan Arrangement
Name and Title	Action	Date	Rule 10b5-1(c)	Non-Rule 10b5-1	Maximum Number of Securities to be Sold(2)	Plan Expiration Date
Mitchell B. Goldsteen(1), Executive Chairman	Adoption	12/05/2025	X	-	500,000	03/08/2027

1.
Mr. Goldsteen entered into his Rule 10b5-1 trading arrangement, dated December 5, 2025, through
GOHO LLC, an entity which he controls.
2.
The maximum amount shares of common stock to be sold prior to June 2, 2026, September 2, 2026 and December 2, 2026 is 125,000 shares, 250,000 shares and 375,000 shares, respectively. No sales of securities occurred during the fiscal quarter ended January 2, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our 2025 fiscal year end.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our 2025 fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than with respect to the information relating to our equity compensation plans, the information required by this item is incorporated by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our 2025 fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our 2025 fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed within 120 days of our 2025 fiscal year end.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements of the Company

The following financial statements and supplementary data are filed as a part of this report under “Item 8—Financial Statements and Supplementary Data.” in this Annual Report on Form 10-K:

Consolidated Financial Statements of the Company

Report of Independent Registered Public Accounting Firm (PCAOB ID: 34)
Consolidated Balance Sheets as of January 2, 2026 and January 3, 2025
Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2026 and January 3, 2025
Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years Ended January 2, 2026 and January 3, 2025
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2026 and January 3, 2025
Notes to Consolidated Financial Statements

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

10.5	Amendment No. 1 to Credit, Security and Guaranty Agreement, dated September 25, 2024, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation,

Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on September 26, 2024).

10.6

Amendment No. 2 to Credit, Security and Guaranty Agreement, dated January 30, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.21 of Shimmick Corporation’s Annual Report on Form 10-K filed on March 20, 2025).

10.7

Amendment No. 3 to Credit, Security and Guaranty Agreement, dated March 12, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.22 of Shimmick Corporation’s Annual Report on Form 10-K filed on March 20, 2025).

10.8

Amendment No. 4 to Credit, Security and Guaranty Agreement, dated March 31, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.5 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on May 14, 2025).

10.9

Amendment No. 5 to Credit, Security and Guaranty Agreement, dated May 12, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.6 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on May 14, 2025).

10.10

Amendment No. 6 to Credit, Security and Guaranty Agreement, dated August 8, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on August 14, 2025).

10.11

Amendment No. 7 to Credit, Security and Guaranty Agreement, dated October 31, 2025, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on November 13, 2025).

10.12*

Amendment No. 8 to Credit, Security and Guaranty Agreement, dated March 9, 2026, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto.

10.13

Credit, Security and Guaranty Agreement, dated March 12, 2025, by and among Shimmick Corporation, Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, AFC FINCO I LP and other parties thereto (incorporated by reference to Exhibit 10.23 of Shimmick Corporation’s Annual Report on Form 10-K filed on March 20, 2025).

10.14

Loan and Security Agreement, dated March 31, 2025, by and between AQCF Titling Trust, Rust Constructors Inc. and The Leasing Corporation (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Current Report on Form 8-K filed on April 4, 2025).

10.15	Form of Promissory Note (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on April 4, 2025).
10.16	Form of Guaranty Agreement (incorporated by reference to Exhibit 10.3 of Shimmick Corporation’s Current Report on Form 8-K filed on April 4, 2025).
10.17#

Offer Letter, between Shimmick Corporation and Ural Yal, dated November 12, 2024 (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on November 18, 2024).

10.18#	Offer Letter, between Shimmick Corporation and Todd Yoder, dated March 18, 2025 (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Current Report on Form 8-K filed on April 8, 2025).

10.19	Side Letter, dated May 20, 2024, between Shimmick Corporation and AECOM (incorporated by reference to Exhibit 10.2 of Shimmick Corporation’s Current Report on Form 8-K filed on May 20, 2024).
10.20

Share Issuance Agreement, dated May 20, 2024, between Shimmick Corporation and AECOM (incorporated by reference to Exhibit 10.3 of Shimmick Corporation’s Current Report on Form 8-K filed on May 20, 2024).

10.21

Settlement Agreement, dated August 8, 2024, between Shimmick Corporation and United States Army Corps of Engineers (incorporated by reference to Exhibit 10.3 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on August 16, 2024).

10.22

Amendment No. 1 to Standard Offer Agreement for Purchase of Real Estate, dated August 9, 2024, between Shimmick Corporation and Alterra IOS Acquisitions III, LLC (incorporated by reference to Exhibit 10.4 of Shimmick Corporation’s Quarterly Report on Form 10-Q filed on August 16, 2024).

10.23

At The Market Offering Agreement dated as of September 8, 2025, between Shimmick Corporation and Roth Capital Partners, LLC (incorporated by reference to Exhibit 10.1 of Shimmick Corporation’s Current Report on Form 8-K filed on September 8, 2025).

19	Insider Trading Policy (incorporated by reference to Exhibit 19 of Shimmick Corporation’s Annual Report on Form 10-K filed on March 20, 2025).
21.1*	List of Subsidiaries of Shimmick Corporation
23.1*	Consent of Deloitte and Touche LLP
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97 of Shimmick Corporation’s Annual Report on Form 10-K filed on March 28, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Company Name

Date: March 13, 2026	By:	/s/ Ural Yal
Ural Yal
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ural Yal	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2026
Ural Yal

/s/ Todd W. Yoder	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 13, 2026
Todd W. Yoder

/s/ Mitchell B. Goldsteen	Executive Chairman	March 13, 2026
Mitchell B. Goldsteen

/s/ Joe Del Guercio	Director	March 13, 2026
Joe Del Guercio

/s/ Geoffrey E. Heekin	Director	March 13, 2026
Geoffrey E. Heekin

/s/ Peter Kravitz	Director	March 13, 2026
Peter Kravitz

/s/ Steven E. Richards	Director	March 13, 2026
Steven E. Richards