Form 10-Q
period 2026-04-03
Shimmick Corp
filed 2026-05-15
CIK 1887944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2026

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

As of May 12, 2026, the registrant had 36,696,660 shares of Common Stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in the sections entitled “Forward Looking Statements” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 ("Form 10-K") and those described from time to time in our future reports with the Securities and Exchange Commission (the "SEC") (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise. We believe these factors include, but are not limited to, the following:

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
•
marketplace competition,
•
our inability to obtain bonding
•
our limited operating history as an independent company following our separation from AECOM, our prior owner,
•
our relationship and transactions with our prior owner,
•
our prior owner defaulting on its contractual obligations to us or under agreements in which we are beneficiary,
•
our limited number of customers,
•
any inability to successfully expand our business into new markets or geographies,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
our ability to expand our capacity related to specialized, high-performance electrical and power distribution solutions,
•
adjustments in our contract backlog,
•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
material impairments,

•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
the outcome of any legal or regulatory proceedings to which we are, or may become, a party, including our appeal of the USACE’s notice of termination related to the Chickamauga Lock project,
•
the effectiveness of our disclosure controls and procedures,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,
•
seasonality of our business,
•
commodity products price fluctuations, inflation (and actions taken by monetary authorities in response to inflation) and/or elevated interest rates,
•
climate change,
•
deterioration of the U.S. economy,
•
changes in state and federal laws, regulations or policies under the current presidential administration, including changes in trade policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the impact of retaliatory tariffs and other actions, changes to tax legislation, including the passage of the One Big Beautiful Bill Act, potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, changes to immigration laws, as well as other legislation and executive orders or decreases or delays in or uncertainties related to governmental spending, and
•
geopolitical risks, including those related to the war between Russia and Ukraine and the conflict and potential regime change in Iran, as well as other hostilities in the Middle East, and related disruptions to global energy markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	April 3,	January 2,
	2026	2026
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,959	$19,969
Restricted cash	1,650	1,890
Accounts receivable, net	23,940	30,179
Contract assets, current	106,164	110,276
Prepaids and other current assets	12,774	13,067

TOTAL CURRENT ASSETS	159,487	175,381

Property, plant and equipment, net	9,035	10,571
Intangible assets, net	3,447	4,091
Lease right-of-use assets	17,070	16,466
Investment in unconsolidated joint ventures	12,852	11,866
Other assets	375	388

TOTAL ASSETS	$202,266	$218,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$65,274	$69,542
Contract liabilities, current	35,744	53,760
Accrued expenses	39,673	34,172
Current portion of long-term debt, net	2,706	4,143
Other current liabilities	34,387	34,499

TOTAL CURRENT LIABILITIES	177,784	196,116

Long-term debt, less current portion, net	65,972	60,316
Lease liabilities, non-current	11,629	11,913
Contract liabilities, non-current	469	453
Contingent consideration	5,254	5,203
Other liabilities	1,643	1,402

TOTAL LIABILITIES	262,751	275,403

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized as of April 3, 2026 and January 2, 2026; 36,096,072 and 36,035,559 shares issued and outstanding as of April 3, 2026 and January 2, 2026, respectively	361	360
Additional paid-in-capital	47,501	46,795
Retained deficit	(108,347)	(103,795)
Non-controlling interests	—	—

TOTAL STOCKHOLDERS' DEFICIT	(60,485)	(56,640)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$202,266	$218,763

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	April 3,	April 4,
	2026	2025
Revenue	$88,033	$122,110
Cost of revenue	77,135	117,414
Gross margin	10,898	4,696
Selling, general and administrative expenses	14,253	14,368
Total operating expenses	14,253	14,368
Equity in earnings of unconsolidated joint ventures	1,061	726
(Loss) gain on sale of assets, net	(22)	66
Loss from operations	(2,316)	(8,880)
Interest expense	2,176	1,000
Other income, net	(66)	(110)
Net loss before income tax	(4,426)	(9,770)
Income tax expense	—	—
Net loss	(4,426)	(9,770)
Net income attributable to non-controlling interests	126	—
Net loss attributable to Shimmick Corporation	$(4,552)	$(9,770)
Net loss attributable to Shimmick Corporation per common share
Basic	$(0.13)	$(0.28)
Diluted	$(0.13)	$(0.28)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 2, 2026	36,035,559	$360	$46,795	$(103,795)	$—	$(56,640)
Net (loss) income	—	—	—	(4,552)	126	(4,426)
Issuance of common stock related to stock-based awards	60,513	1	1	—	—	2
Stock-based compensation	—	—	705	—	—	705
Distributions to non-controlling interests	—	—	—	—	(126)	(126)
Balance as of April 3, 2026	36,096,072	$361	$47,501	$(108,347)	$—	$(60,485)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)
Net loss	—	—	—	(9,770)	—	(9,770)
Issuance of common stock related to stock-based awards	60,300	1	12	—	—	13
Stock-based compensation	—	—	1,790	—	—	1,790
Balance as of April 4, 2025	34,331,514	$344	$45,155	$(87,981)	$(159)	$(42,641)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three Months Ended
	April 3,	April 4,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(4,426)	$(9,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	705	1,790
Depreciation and amortization	2,856	3,460
Equity in earnings of unconsolidated joint ventures	(1,061)	(726)
Return on investment in unconsolidated joint ventures	90	1,137
Loss (gain) on sale of assets	22	(66)
Other, net	1,170	(236)
Changes in operating assets and liabilities:
Accounts receivable, net	6,239	(3,005)
Contract assets	4,112	(15,863)
Accounts payable	(4,268)	5,806
Contract liabilities	(18,016)	(17,767)
Accrued expenses	5,501	(6,869)
Other assets and liabilities	(457)	3,925
Net cash used in operating activities	(7,533)	(38,184)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(599)	(545)
Proceeds from sale of assets	—	107
Net cash used in investing activities	(599)	(438)
Cash Flows From Financing Activities
Borrowings on credit and loan agreements	10,264	22,745
Repayments on credit and loan agreements	(7,163)	—
Distributions to non-controlling interests	(126)	—
Other, net	(93)	(838)
Net cash provided by financing activities	2,882	21,907
Net decrease in cash, cash equivalents and restricted cash	(5,250)	(16,715)
Cash, cash equivalents and restricted cash, beginning of period	21,859	35,795
Cash, cash equivalents and restricted cash, end of period	$16,609	$19,080
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets
Cash and cash equivalents	$14,959	$16,302
Restricted cash	1,650	2,778
Total cash, cash equivalents and restricted cash	$16,609	$19,080

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP” or "U.S. GAAP"), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three months ended April 3, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2026	2025
Fixed-price	$81,220	$102,685
Cost reimbursable	6,528	19,015
Equipment and labor	285	410
Total revenue	$88,033	$122,110

Projects started after prior ownership ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Projects that started under prior ownership or focus on foundation drilling are referred to as "Non-Core Projects" (formerly referred to as "Legacy and Foundations Projects").

The following table presents the Company’s revenue disaggregated by Shimmick Projects and Non-Core Projects:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2026	2025
Shimmick Projects	$87,793	$93,154
Non-Core Projects	240	28,956
Total revenue	$88,033	$122,110

Remaining performance obligations

The Company had $920 million of remaining performance obligations yet to be satisfied as of April 3, 2026. Our remaining performance obligations have a weighted average life of 2.1 years as of April 3, 2026.

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

	April 3,	January 2,
	2026	2026	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,411	$64,131	$(720)
Retainage receivable	42,753	46,145	(3,392)
Total contract assets	106,164	110,276	(4,112)

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(25,018)	(18,276)	(6,742)
Forward loss reserve	(11,195)	(35,937)	24,742
Total contract liabilities	(36,213)	(54,213)	18,000
Net	$69,951	$56,063	$13,888

Contract terms with customers include the timing of billing and payment, which usually differs from the timing of revenue recognition. As a result, the Company carries contract assets and liabilities within the condensed consolidated balance sheets. These contract assets and liabilities are calculated on a contract-by-contract basis and reported on a net basis at the end of each period and are classified as current or non-current. Many of the contracts under which the Company performs work also contain retainage provisions. Retainage refers to that portion of our billings held for payment by the customer pending satisfactory completion of the project. Unless reserved, the Company assumes that all amounts retained by customers under such provisions are fully collectible. The majority of retainage receivable is expected to be collected within one year. These assets and liabilities are reported in the condensed consolidated balance sheets within “Contract assets, current,” “Contract liabilities, current" and “Contract liabilities, non-current." Costs and estimated earnings in excess of billings on uncompleted contracts consists of revenue recognized in excess of billings.

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $9 million during the three months ended April 3, 2026 that was included in contract liabilities as of January 2, 2026.

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

	April 3,	January 2,
	2026	2026
(In thousands)
Total accounts receivable, gross	$24,972	$30,954
Allowance for credit losses	(1,032)	(775)
Accounts receivable, net	$23,940	$30,179

Substantially all contract assets as of April 3, 2026 and January 2, 2026 are expected to be collected within the Company’s estimated operating cycle. The Company’s operating cycle may extend beyond one year.

The Company is in the process of negotiating or awaiting approval of unapproved change orders and claims with its customers. The Company is proceeding with its contractual rights to recoup additional costs incurred from its customers based on completing work associated with change orders, including change orders with pending change order pricing, or claims related to significant changes in scope which resulted in substantial delays and additional costs in completing the work as well as termination cost on one Non-Core Project.

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of April 3, 2026
Customer one	48.2%

As of January 2, 2026
Customer one	39.9%

Significant Customers as a Percentage of Revenue
Three Months Ended April 3, 2026
Customer one	23.1%
Customer two	17.6%
Customer three	10.7%

Three Months Ended April 4, 2025
Customer one	17.7%
Customer two	14.9%
Customer three	11.0%

Revisions in Estimates

Changes in contract estimates resulted in net increases in gross margin of $3 million for the three months ended April 3, 2026, primarily due to a reduction in escalation costs on a Shimmick water project as well as a positive outcome of a project close-out, partially offset by increased forecasted cost to complete on a Shimmick bridge project.

Changes in contract estimates resulted in net decreases in gross margin of $4 million for the three months ended April 4, 2025, primarily due to cost increases related to delays and lower productivity.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	April 3,	January 2,
	2026	2026
(In thousands)
Current assets	$1,735	$2,586
Total assets	1,735	2,586
Current liabilities	29,868	32,427
Non-current liabilities	—	—
Total liabilities	$29,868	$32,427

	Three Months Ended
	April 3,	April 4,
	2026	2025
(In thousands)
Revenue	$2,789	$8,138

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	April 3,	January 2,
	2026	2026
(In thousands)
Current assets	$47,802	$46,309
Non-current assets	2,061	2,166
Total assets	49,863	48,475
Current liabilities	22,865	23,288
Total liabilities	$22,865	$23,288

	Three Months Ended
	April 3,	April 4,
	2026	2025
(In thousands)
Revenue	$19,767	$18,818
Cost of revenue	17,955	18,020
Gross margin	1,812	798
Net income	$1,812	$798

The Company recognized equity in earnings of unconsolidated joint ventures of $1 million for each of the three months ended April 3, 2026 and April 4, 2025.

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which is eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended
	April 3,	April 4,
	2026	2025
(In thousands)
Revenue	$183	$272

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of April 3, 2026 and January 2, 2026 are as follows:

	April 3,	January 2,
	2026	2026
(In thousands)
Accounts receivable, net	$2,177	$1,869

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of April 3, 2026 and January 2, 2026 and depreciation expense for the three months ended April 3, 2026 and April 4, 2025:

	April 3, 2026	January 2, 2026
(In thousands)
Building and land	$171	$171
Machinery, equipment, and vehicles	52,788	52,458
Office furniture and equipment	7,188	7,061
Property, plant and equipment, gross	60,147	59,690
Accumulated depreciation	(51,112)	(49,119)
Property, plant and equipment, net	$9,035	$10,571

	Three Months Ended
	April 3,	April 4,
	2026	2025
(In thousands)
Depreciation expense	$2,113	$2,787

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

The following tables present the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	April 3, 2026
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	1.8	$10,600	$(7,949)	$2,651
Customer contracts	0.8	6,373	(5,577)	796
Total		$16,973	$(13,526)	$3,447

	January 2, 2026
	Weighted Average Remaining Useful Life	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
(In thousands)
Trademark	2.0	$10,600	$(7,571)	$3,029
Customer contracts	1.0	6,373	(5,311)	1,062
Total		$16,973	$(12,882)	$4,091

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
Expense
(In thousands)
2026	1,934
2027	1,513
Total	$3,447

Note 6. Debt

Total debt outstanding in the condensed consolidated balance sheets is comprised of the following:

(In thousands)	April 3, 2026	January 2, 2026
Credit Agreement	$51,279	$46,424
ACF Credit Agreement	9,458	8,194
Ansley Loan Agreement	10,808	12,971
Unamortized debt issuance costs	(2,867)	(3,130)
Total debt, net	68,678	64,459
Less: Current portion of long-term debt, net	2,706	4,143
Long-term debt, less current portion, net	$65,972	$60,316

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on May 8, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the second quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of April 3, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of April 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the Ansley Loan Agreement. As of April 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

During the three months ended April 3, 2026, the Company paid $1 million in cash interest, and accrued $5 million in the aggregate in non-cash payment-in-kind interest as of April 3, 2026.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three months ended April 3, 2026 and April 4, 2025.

For the three months ended April 3, 2026 and April 4, 2025, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense.

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

Based on cumulative pre-tax losses and other objective negative evidence, the Company concluded that it is more likely than not that its deferred tax assets will not be realized and therefore maintains a full valuation allowance as of April 3, 2026 and January 2, 2026. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

On November 13, 2023, the Company’s Board approved the Shimmick Corporation 2023 Equity Incentive Plan (the “2023 Omnibus Incentive Plan”). 3,729,149 was the maximum aggregate number of shares of common stock available under the 2023 Omnibus Incentive Plan (equal to ten percent (10%) of the Company’s common stock outstanding immediately following the completion of the Company’s IPO on November 16, 2023 plus the reserved and authorized shares for awards under the Company’s 2021 Stock Plan that were not granted as of November 13, 2023). The maximum aggregate number of shares of common stock that may be issued under the 2023 Omnibus Incentive Plan automatically increases annually on the first day of each fiscal year, beginning with the 2024 fiscal year in an amount equal to five percent (5%) of common stock outstanding on the last day of the immediately preceding fiscal year unless the plan administration determines that a lesser amount should instead be issued. The shares reserved under the 2023 Omnibus Incentive Plan are for issuance of incentive instruments, including stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance units and other share-based awards.

Total compensation expense related to stock-based grants was $1 million and $2 million for the three months ended April 3, 2026 and April 4, 2025, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding was $5 million as of each of April 3, 2026 and April 4, 2025 to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 1 year and 0.7 years as of April 3, 2026 and April 4, 2025, respectively.

For the three months ended April 3, 2026 and April 4, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 2, 2026	2,058,778	$1.26	$0.66	5.3
Exercised	(28,389)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of April 3, 2026	2,030,389	1.26	0.66	5.1
Exercisable as of April 3, 2026	2,030,389	$1.26	$0.66	5.1

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 3, 2025	3,337,150	$1.26	$0.66	6.3
Exercised	(24,563)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of April 4, 2025	3,312,587	1.26	0.66	6.1
Exercisable as of April 4, 2025	3,171,154	$1.26	$0.66	6.1

The following table summarizes the activities for unvested Shimmick restricted stock units for the three months ended April 3, 2026 and April 4, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 2, 2026	1,491,745	$2.48
Awarded	973,022	3.05
Forfeited	—	—
Vested	(50,355)	4.91
Unvested as of April 3, 2026	2,414,412	$2.65

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 3, 2025	2,617,110	$2.88
Awarded	18,692	2.14
Forfeited	—	—
Vested	(57,299)	4.63
Unvested as of April 4, 2025	2,578,503	$2.83

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 2.0 million and 3.3 million employee stock options as of April 3, 2026 and April 4, 2025, respectively, and 2.4 million and 2.6 million restricted stock units as of April 3, 2026 and April 4, 2025, respectively, were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended
(In thousands, except per share data)	April 3, 2026	April 4, 2025
Numerator:
Net loss attributable to Shimmick Corporation	$(4,552)	$(9,770)
Numerator for basic and diluted EPS	$(4,552)	$(9,770)

Denominator:
Denominator for basic EPS - weighted average shares	36,067	34,301
Effect of dilutive securities:
Employee stock options	—	—
Restricted stock units	—	—
Dilutive potential common shares	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	36,067	34,301
Basic EPS	$(0.13)	$(0.28)
Diluted EPS	$(0.13)	$(0.28)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended
(In thousands)	April 3, 2026	April 4, 2025
Operating lease cost
Cost of revenue	$1,798	$2,258
Selling, general and administrative expenses	242	262
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	98	29
Interest on lease liabilities	30	11
Short-term lease cost	123	36
Total lease cost	$2,291	$2,596

Additional condensed consolidated balance sheets information related to leases is as follows:

	Balance Sheet	April 3,	January 2,
(In thousands)	Classification	2026	2026
Assets:
Operating lease assets	Lease right-of-use assets	$15,085	$15,255
Finance lease assets	Lease right-of-use assets	1,985	1,211
Total lease assets		$17,070	$16,466

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$4,653	$4,372
Finance lease liabilities	Other current liabilities	1,206	337
Total current lease liabilities		$5,859	$4,709

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$10,816	$11,011
Finance lease liabilities	Lease liabilities, non-current	813	902
Total non-current lease liabilities		$11,629	$11,913

Weighted average remaining lease term information related to leases is as follows:

	April 3,	January 2,
	2026	2026
Weighted average remaining lease term (in years):
Operating leases	4.0	4.2
Finance leases	1.4	2.2
Weighted average discount rate:
Operating leases	7.5%	7.4%
Finance leases	8.5%	8.8%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,152	$1,824
Financing cash flows from finance leases	93	25
Right-of-use assets obtained in exchange for new operating leases	1,250	268

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Finance
Year	Leases	Leases
(In thousands)
2026	$5,144	$913
2027	3,479	745
2028	3,419	541
2029	2,661	—
2030	2,122	—
Thereafter	1,095	—
Total lease payments	17,920	2,199
Amounts representing interest	(2,451)	(180)
Total lease liabilities	$15,469	$2,019

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of April 3, 2026 and January 2, 2026, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

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

The Company has recorded contingent consideration as of April 3, 2026 and January 2, 2026 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. The Company did not have any letters of credit outstanding as of April 3, 2026 or January 2, 2026.

Note 12. Subsequent Events

On May 8, 2026, the U.S. Army Corps of Engineers issued a notice of termination with respect to the lock chamber contract with Shimmick Construction Company, Inc., a wholly-owned subsidiary of the Company, at the Chickamauga Lock Replacement Project on the Tennessee River in Chattanooga, Tennessee. The Company disputes the basis for the termination and is evaluating all available legal remedies, and intends to appeal the contracting officer’s decision. As a result of the notice of termination and previously estimated contract revenue, the Company recognized a reduction of $19 million in revenue and cost of revenue within the condensed consolidated statements of operations for the three months ended April 3, 2026. The Company also has various claims in process with respect to this project. The outcome and timing of these claims, as well as the ultimate resolution with respect to the termination of this contract, is uncertain, and could have a material impact on the Company’s financial position and results of operations.

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

As of April 3, 2026, we had a backlog of projects of approximately $944 million, mostly located in California, with ongoing projects in six other states. We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

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

In January 2021, we were sold by AECOM and began operating as an independent company under new private ownership (the "AECOM Sale Transaction") under a December 2020 Purchase Agreement with SCC Group, a special purpose entity formed for the purpose of entering into and consummating the sale transaction including acquiring 100% of the stock of the Company and certain other assets related to our business and our subsidiaries to the extent owned by Seller Entities or their affiliates. After the transaction, we began a transformation to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

Our Ability to Successfully Expand our Footprint. We review our bidding opportunities to attempt to minimize concentration of work with any one customer, in any one industry, or in tight labor markets. We believe that by carefully positioning ourselves in markets that have meaningful barriers to entry, like those with highly technical or specialized scopes of work, we can continue to be competitive. For example, we target projects with significant, highly-technical work that we can self-perform. We believe this provides us with a distinct pricing advantage, as well as better risk management. In addition, as a result of federal and state-level infrastructure initiatives, we believe that funding for technical construction projects may exceed capacity, enabling us to opportunistically target smaller specialized projects with less risk at higher margins. Furthermore, on June 23, 2025, we announced the launch of Axia Electric, a dedicated subsidiary designed to meet growing demand for specialized, high-performance electrical and power distribution solutions, which represents an expansion of our electrical capabilities and positions us to expand to additional geographies such as Texas (where we were awarded a project in March 2026), Georgia and Tennessee. We may be limited in our ability to expand our footprint by barriers to entry to new markets, competition, and availability of capital and skilled labor.

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

Results of Operations

Three Months Ended April 3, 2026 compared to the Three Months Ended April 4, 2025

The following table sets forth selected financial data for the three months ended April 3, 2026 compared to the three months ended April 4, 2025:

	Three Months Ended				% of Revenue
(In thousands, except percentage data)	April 3, 2026	April 4, 2025	$ Change	% Change	April 3, 2026	April 4, 2025
Revenue	$88,033	$122,110	$(34,077)	(28)%	100%	100%
Cost of revenue	77,135	117,414	(40,279)	(34)	88	96
Gross margin	10,898	4,696	6,202	132	12	4
Selling, general and administrative expenses	14,253	14,368	(115)	(1)	16	12
Total operating expenses	14,253	14,368	(115)	(1)	16	12
Equity in earnings of unconsolidated joint ventures	1,061	726	335	46	1	1
(Loss) gain on sale of assets, net	(22)	66	(88)	(133)	—	—
Loss from operations	(2,316)	(8,880)	6,564	(74)	(4)	(7)
Interest expense	2,176	1,000	1,176	118	2	1
Other income, net	(66)	(110)	44	(40)	—	—
Net loss before income tax	(4,426)	(9,770)	5,344	(55)	(6)	(8)
Income tax expense	—	—	—	—	—	—
Net loss	$(4,426)	$(9,770)	$5,344	(55)%	(6)%	(8)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended April 3, 2026 compared to the three months ended April 4, 2025:

	Three Months Ended
(In thousands, except percentage data)	April 3, 2026	April 4, 2025	$ Change	% Change
Shimmick Projects
Revenue	$87,793	$93,154	$(5,361)	(6)%
Gross Margin	$9,955	$5,267	$4,688	89%
Gross Margin (%)	11%	6%
Non-Core Projects
Revenue	$240	$28,956	$(28,716)	(99)%
Gross Margin	$943	$(571)	$1,514	(265)%
Gross Margin (%)	393%	(2)%
Consolidated Total
Revenue	$88,033	$122,110	$(34,077)	(28)%
Gross Margin	$10,898	$4,696	$6,202	132%
Gross Margin (%)	12%	4%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Revenue recognized on Shimmick Projects was $88 million and $93 million for the three months ended April 3, 2026 and April 4, 2025, respectively. The $5 million decrease in revenue was primarily the result of $21 million of decreases in revenue from lower activity on existing projects and projects winding down as well as $13 million of revenue from a fire clean-up project which was included in revenue for the three months ended April 4, 2025 but was completed during the second quarter of fiscal year 2025 and did not reoccur for the three months ended April 3, 2026, partially offset by $29 million of revenue from new higher margin projects ramping up.

Gross margin recognized on Shimmick Projects was $10 million and $5 million for the three months ended April 3, 2026 and April 4, 2025, respectively. The $5 million increase in the gross margin was primarily the result of new higher margin projects ramping up.

Non-Core Projects

As part of the AECOM Sale Transaction, we acquired projects and backlog that were started under prior ownership (formerly referred to as "Legacy and Foundations Projects").

Non-Core Projects revenue was $200 thousand and $29 million for the three months ended April 3, 2026 and April 4, 2025, respectively. The $29 million decrease was primarily the result of the notice of termination associated with the Chickamauga Lock Replacement Project as well as a $10 million decrease from the Company working to wind down these Non-Core projects. See Note 12 - Subsequent Events for additional details.

Gross margin recognized on Non-Core Projects was $1 million for the three months ended April 3, 2026 as compared to $(1) million for the three months ended April 4, 2025. The $2 million increase was primarily the result of a positive outcome of a project close-out as well as certain time and design-related schedule extensions identified during the three months ended April 4, 2025 which did not reoccur during the three months ended April 3, 2026.

A subset of Non-Core Projects ("Non-Core Loss Projects") have experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized absent external factors and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $(5) million and $18 million for the three months ended April 3, 2026 and April 4, 2025, respectively. Gross margin recognized on these Non-Core Loss Projects was $(1) million and $(2) million for the three months ended April 3, 2026 and April 4, 2025, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses remained approximately flat period over period.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures remained approximately flat period over period.

(Loss) gain on sale of assets, net

(Loss) gain on sale of assets, net remained approximately flat period over period.

Interest expense

Interest expense increased by $1 million during the three months ended April 3, 2026 primarily due to increased average long-term debt balances outstanding during the three months ended April 3, 2026 as compared to the three months ended April 4, 2025.

Other income, net

Other income, net remained approximately flat period over period.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2026 and fiscal year ended 2025, no income tax expense was recorded for either the three months ended April 3, 2026 or the three months ended April 4, 2025.

Net loss

Net loss decreased by $6 million to a net loss of $4 million for the three months ended April 3, 2026, primarily due to an increase in gross margin of $6 million, partially offset by an increase in interest expense of $1 million as described above.

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

Adjusted Net Loss

Adjusted net loss represents Net loss attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, legal fees and other costs for Non-Core Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

Adjusted EBITDA

Adjusted EBITDA represents our Net loss attributable to Shimmick Corporation before interest expense, income tax expense and depreciation and amortization, adjusted to eliminate stock-based compensation, legal fees and other costs for Non-Core Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

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

See reconciliations below:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2026	2025
Net loss attributable to Shimmick Corporation	$(4,552)	$(9,770)
Transformation costs (1)	41	715
Stock-based compensation	705	1,790
Legal fees and other costs for Non-Core Projects (2)	1,364	(340)
Other (3)	51	191
Adjusted net loss	$(2,391)	$(7,414)

	Three Months Ended
	April 3,	April 4,
(In thousands)	2026	2025
Net loss attributable to Shimmick Corporation	$(4,552)	$(9,770)
Interest expense	2,176	1,000
Income tax expense	—	—
Depreciation and amortization	2,856	3,460
Transformation costs(1)	41	715
Stock-based compensation	705	1,790
Legal fees and other costs for Non-Core Projects(2)	1,364	(340)
Other(3)	51	191
Adjusted EBITDA	$2,641	$(2,954)

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

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

Our capital expenditures were approximately $1 million for each of the three months ended April 3, 2026 and April 4, 2025. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at April 3, 2026 totaled $15 million and availability under the Credit Agreement and ACF Credit Agreement totaled $13 million and $6 million, respectively, resulting in total liquidity of $34 million.

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

Total debt outstanding on the condensed consolidated balance sheets is comprised of the following:

(In thousands)	April 3, 2026	January 2, 2026
Credit Agreement	$51,279	$46,424
ACF Credit Agreement	9,458	8,194
Ansley Loan Agreement	10,808	12,971
Unamortized debt issuance costs	(2,867)	(3,130)
Total debt, net	68,678	64,459
Less: Current portion of long-term debt, net	2,706	4,143
Long-term debt, less current portion, net	$65,972	$60,316

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on May 8, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the second quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of April 3, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of April 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the Ansley Loan Agreement. As of April 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

During the three months ended April 3, 2026, the Company paid $1 million in cash interest, and accrued $5 million in the aggregate in non-cash payment-in-kind interest as of April 3, 2026.

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

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2026	2025
Net cash used in operating activities	$(7,533)	$(38,184)
Net cash used in investing activities	(599)	(438)
Net cash provided by financing activities	2,882	21,907
Net decrease in cash, cash equivalents and restricted cash	(5,250)	(16,715)
Cash, cash equivalents and restricted cash, beginning of period	21,859	35,795
Cash, cash equivalents and restricted cash, end of period	$16,609	$19,080

Operating Activities

During the three months ended April 3, 2026, net cash used in operating activities was $8 million, compared to net cash used in operating activities of $38 million for the three months ended April 4, 2025. Cash flows used in operating activities were driven by net loss, adjusted for various non-cash items and changes in contract liabilities, contract assets, accounts payable and accrued expenses balances, accounts receivable and other assets and liabilities as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities. The changes in the components of operating assets and liabilities during the three months ended April 3, 2026 and April 4, 2025 were as follows:

	Three Months Ended
	April 3,	April 4,
(In thousands)	2026	2025
Accounts receivable, net	$6,239	$(3,005)
Contract assets	4,112	(15,863)
Accounts payable	(4,268)	5,806
Contract liabilities	(18,016)	(17,767)
Accrued expenses	5,501	(6,869)
Other assets and liabilities	(457)	3,925
Changes in operating assets and liabilities, net	$(6,889)	$(33,773)

During the three months ended April 3, 2026, the decrease in operating assets and liabilities was $7 million, which was primarily driven by decreases in contract assets and accounts payable, partially offset by increases in accrued expenses and contract liabilities. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the three months ended April 3, 2026, net cash used in investing activities was $600 thousand, which was primarily driven by purchases of property, plant and equipment.

For the three months ended April 4, 2025, net cash used in investing activities was $400 thousand, which was primarily driven by purchases of property, plant and equipment.

Financing Activities

For the three months ended April 3, 2026, net cash provided by financing activities was $3 million, which primarily consisted of borrowings from credit agreements of $10 million, partially offset by repayments on credit and loan agreements of $7 million.

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

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. The Company did not have any letters of credit outstanding as of April 3, 2026 or January 2, 2026.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the remainder of the fiscal year ending January 1, 2027 through the fiscal years ending through January 3, 2030 of approximately $6 million, $4 million, $4 million, $3 million, $2 million, respectively, and approximately $1 million in the aggregate thereafter based on balances outstanding as of April 3, 2026.

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

As of April 3, 2026, we had a backlog of projects of $944 million.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
April 3, 2026
Backlog by customer type:
State and local agencies	69%
Federal agencies	16%
Private owners	15%
Total backlog	100%

As of
April 3, 2026
Backlog by contract type:
Fixed-price	89%
Cost reimbursable	11%
Total backlog	100%

As of
April 3, 2026
Estimated backlog recognized:
0 to 24 months	78%
25 to 36 months	14%
Beyond 36 months	8%
Total backlog	100%

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

Based on that evaluation, management concluded that, as of April 3, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

As discussed in Item 9A of our Form 10-K, as of January 2, 2026, we identified material weaknesses in our internal control over financial reporting related to the operating effectiveness of controls associated with revenue and journal entries and the design and operating effectiveness of controls associated with income tax accounting. Specifically, we did not maintain effective internal controls over the preparation, review, and approval of journal entries to verify appropriate authorization. In addition, we did not maintain effective controls over the calculation, review and recording of income tax accounts, including the income tax provision, deferred tax assets and liabilities, and related disclosures. We also identified a deficiency in controls over the revenue review of estimates at completion, as there was insufficient evidence to support that reviews were performed for amounts exceeding established thresholds. Finally, we continue to remediate the monitoring aspect of our internal controls with respect to having an established, consistently executed plan to test all relevant control activities for operating effectiveness on a regular basis such that there is sufficient evidence that all controls are operating effectively as of year end.

Management performed additional analyses and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in this Form 10-Q, in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended April 3, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended April 3, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
10.1	Offer Letter, between Shimmick Corporation and Sarah Tacker, dated March 24, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2026).
10.2

Amendment No. 9 to Credit, Security and Guaranty Agreement, dated May 8, 2026, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders time to time party thereto

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

Shimmick Corporation

Date: May 15, 2026	By:	/s/ Todd W. Yoder
Todd W. Yoder
Executive Vice President, Chief Financial Officer and Treasurer