Form 10-Q
period 2026-07-03
Shimmick Corp
filed 2026-08-10
CIK 1887944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2026

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

As of August 7, 2026, the registrant had 41,335,823 shares of Common Stock, par value $0.01 per share, outstanding.

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
•
climate change,
•
deterioration of the U.S. economy,
•
changes in state and federal laws, regulations or policies under the current presidential administration, including changes in trade policies and regulations, including increases or changes in duties, current and potentially new tariffs or quotas and other similar measures, as well as the impact of retaliatory tariffs and other actions, changes to tax legislation, potential changes to the amounts provided for under the Infrastructure Investment and Jobs Act, changes to immigration laws, as well as other legislation and executive orders or decreases or delays in or uncertainties related to governmental spending, and
•
geopolitical risks, including those related to the war between Russia and Ukraine and the conflict and potential regime change in Iran and the associated disruption to the Strait of Hormuz, as well as other hostilities in the Middle East, and related disruptions to global energy markets.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	July 3,	January 2,
	2026	2026
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,875	$19,969
Restricted cash	1,214	1,890
Accounts receivable, net	31,314	30,179
Contract assets, current	122,537	110,276
Prepaids and other current assets	13,221	13,067

TOTAL CURRENT ASSETS	185,161	175,381

Property, plant and equipment, net	6,745	10,571
Intangible assets, net	2,803	4,091
Lease right-of-use assets	16,146	16,466
Investment in unconsolidated joint ventures	13,721	11,866
Other assets	360	388

TOTAL ASSETS	$224,936	$218,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$69,977	$69,542
Contract liabilities, current	46,243	53,760
Accrued expenses	33,922	34,172
Current portion of long-term debt, net	2,442	4,143
Other current liabilities	32,398	34,499

TOTAL CURRENT LIABILITIES	184,982	196,116

Long-term debt, less current portion, net	69,947	60,316
Lease liabilities, non-current	10,664	11,913
Contract liabilities, non-current	384	453
Contingent consideration	5,399	5,203
Other liabilities	3,882	1,402

TOTAL LIABILITIES	275,258	275,403

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized as of July 3, 2026 and January 2, 2026; 41,335,823 and 36,035,559 shares issued and outstanding as of July 3, 2026 and January 2, 2026, respectively	414	360
Additional paid-in-capital	62,424	46,795
Retained deficit	(113,160)	(103,795)
Non-controlling interests	—	—

TOTAL STOCKHOLDERS' DEFICIT	(50,322)	(56,640)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$224,936	$218,763

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
Revenue	$106,616	$128,402	$194,649	$250,512
Cost of revenue	94,162	120,273	171,297	237,687
Gross margin	12,454	8,129	23,352	12,825
Selling, general and administrative expenses	16,192	15,041	30,445	29,409
Total operating expenses	16,192	15,041	30,445	29,409
Equity in earnings (loss) of unconsolidated joint ventures	1,084	(187)	2,145	539
Gain (loss) on sale of assets, net	—	4	(22)	70
Loss from operations	(2,654)	(7,095)	(4,970)	(15,975)
Interest expense	2,036	1,313	4,212	2,313
Other expense (income), net	123	(42)	57	(152)
Net loss before income tax	(4,813)	(8,366)	(9,239)	(18,136)
Income tax expense	—	—	—	—
Net loss	(4,813)	(8,366)	(9,239)	(18,136)
Net income attributable to non-controlling interests	—	159	126	159
Net loss attributable to Shimmick Corporation	$(4,813)	$(8,525)	$(9,365)	$(18,295)
Net loss attributable to Shimmick Corporation per common share
Basic	$(0.12)	$(0.25)	$(0.25)	$(0.53)
Diluted	$(0.12)	$(0.25)	$(0.25)	$(0.53)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of April 3, 2026	36,096,072	$361	$47,501	$(108,347)	$—	$(60,485)
Net loss	—	—	—	(4,813)	—	(4,813)
Underwritten equity offering, net of costs	4,289,500	43	13,723	—	—	13,766
Issuance of common stock	950,251	10	2	—	—	12
Stock-based compensation	—	—	1,198	—	—	1,198
Balance as of July 3, 2026	41,335,823	$414	$62,424	$(113,160)	$—	$(50,322)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of April 4, 2025	34,331,514	$344	$45,155	$(87,981)	$(159)	$(42,641)
Net (loss) income	—	—	—	(8,525)	159	(8,366)
Issuance of common stock	916,910	9	8	—	—	17
Stock-based compensation	—	—	1,528	—	—	1,528
Balance as of July 4, 2025	35,248,424	$353	$46,691	$(96,506)	$—	$(49,462)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 2, 2026	36,035,559	$360	$46,795	$(103,795)	$—	$(56,640)
Net (loss) income	—	—	—	(9,365)	126	(9,239)
Underwritten equity offering, net of costs	4,289,500	43	13,723	—	—	13,766
Issuance of common stock	1,010,764	11	3	—	—	14
Stock-based compensation	—	—	1,903	—	—	1,903
Distributions to non-controlling interests	—	—	—	—	(126)	(126)
Balance as of July 3, 2026	41,335,823	$414	$62,424	$(113,160)	$—	$(50,322)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)
Net (loss) income	—	—	—	(18,295)	159	(18,136)
Issuance of common stock	977,210	10	20	—	—	30
Stock-based compensation	—	—	3,318	—	—	3,318
Balance as of July 4, 2025	35,248,424	$353	$46,691	$(96,506)	$—	$(49,462)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six Months Ended
	July 3,	July 4,
	2026	2025

Cash Flows From Operating Activities
Net loss	$(9,239)	$(18,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,903	3,318
Depreciation and amortization	5,750	6,709
Equity in earnings of unconsolidated joint ventures	(2,145)	(539)
Return on investment in unconsolidated joint ventures	221	2,798
Gain on sale of assets, net	(2,099)	(70)
Other	2,616	445
Changes in operating assets and liabilities:
Accounts receivable, net	(1,135)	(3,548)
Contract assets	(12,261)	6,635
Accounts payable	435	10,593
Contract liabilities	(7,518)	(48,618)
Accrued expenses	(250)	1,220
Other assets and liabilities	(905)	(2,794)
Net cash used in operating activities	(24,627)	(41,987)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(652)	(892)
Proceeds from sale of assets	2,350	118
Return of investment in unconsolidated joint ventures	—	2,825
Net cash provided by investing activities	1,698	2,051
Cash Flows From Financing Activities
Borrowings on credit and loan agreements	32,514	56,558
Repayments on credit and loan agreements	(27,003)	(28,329)
Net proceeds from underwritten equity offering	13,991	—
Distributions to non-controlling interests	(126)	—
Other	(217)	(1,421)
Net cash provided by financing activities	19,159	26,808
Net decrease in cash, cash equivalents and restricted cash	(3,770)	(13,128)
Cash, cash equivalents and restricted cash, beginning of period	21,859	35,795
Cash, cash equivalents and restricted cash, end of period	$18,089	$22,667
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$16,875	$21,393
Restricted cash	1,214	1,274
Total cash, cash equivalents and restricted cash	$18,089	$22,667

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP” or "U.S. GAAP"), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three and six months ended July 3, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

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

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2026	2025	2026	2025
Fixed-price	$96,788	$102,589	$178,008	$205,274
Cost reimbursable	9,351	25,559	15,879	44,574
Equipment and labor revenue	477	254	762	664
Total revenue	$106,616	$128,402	$194,649	$250,512

Projects started after prior ownership ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Projects that started under prior ownership or focus on foundation drilling are referred to as "Non-Core Projects" (formerly referred to as "Legacy and Foundations Projects").

The following table presents the Company’s revenue disaggregated by Shimmick Projects and Non-Core Projects:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2026	2025	2026	2025
Shimmick Projects	$95,772	$112,619	$183,565	$205,773
Non-Core Projects	10,844	15,783	11,084	44,739
Total revenue	$106,616	$128,402	$194,649	$250,512

Remaining performance obligations

The Company had $895 million of remaining performance obligations yet to be satisfied as of July 3, 2026. Our remaining performance obligations have a weighted average life of 2.2 years as of July 3, 2026.

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

	July 3,	January 2,
	2026	2026	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$79,472	$64,131	$15,341
Retainage receivable	43,065	46,145	(3,080)
Total contract assets	122,537	110,276	12,261

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(37,757)	(18,276)	(19,481)
Forward loss reserve	(8,870)	(35,937)	27,067
Total contract liabilities	(46,627)	(54,213)	7,586
Net	$75,910	$56,063	$19,847

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

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $19 million during the six months ended July 3, 2026 that was included in contract liabilities as of January 2, 2026.

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

	July 3,	January 2,
	2026	2026
(In thousands)
Total accounts receivable, gross	$32,085	$30,954
Allowance for credit losses	(771)	(775)
Accounts receivable, net	$31,314	$30,179

Substantially all contract assets as of July 3, 2026 and January 2, 2026 are expected to be collected within the Company’s estimated operating cycle. The Company’s operating cycle may extend beyond one year.

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

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of July 3, 2026
Customer one	38.8%
Customer two	10.5%

As of January 2, 2026
Customer one	39.9%

Significant Customers as a Percentage of Revenue
Three Months Ended July 3, 2026
Customer one	15.4%
Customer two	11.3%

Three Months Ended July 4, 2025
Customer one	17.6%
Customer two	15.2%
Customer three	14.1%
Customer four	11.6%

Significant Customers as a Percentage of Revenue
Six Months Ended July 3, 2026
Customer one	18.9%
Customer two	14.2%

Six Months Ended July 4, 2025
Customer one	17.7%
Customer two	13.2%
Customer three	13.1%
Customer four	12.3%

Revisions in Estimates

Changes in contract estimates resulted in net increases in gross margin of $3 million and $6 million for the three and six months ended July 3, 2026, respectively, primarily due to a reduction in escalation costs on a Shimmick water project, estimated recovery on a pending change order, as well as a positive outcome of a project close-out and a project settlement, partially offset by increased forecasted cost to complete on a Shimmick bridge project.

Changes in contract estimates resulted in net decreases in gross margin of $5 million and $9 million for the three and six months ended July 4, 2025, respectively, primarily due to cost increases related to delays and lower productivity on a federal lock and dam Non-Core Project.

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	July 3,	January 2,
	2026	2026
(In thousands)
Current assets	$2,092	$2,586
Total assets	$2,092	$2,586
Current liabilities	$25,935	$32,427
Non-current liabilities	3,242	—
Total liabilities	$29,177	$32,427

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
(In thousands)
Revenue	$2,015	$4,091	$4,804	$12,229

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	July 3,	January 2,
	2026	2026
(In thousands)
Current assets	$50,588	$46,309
Non-current assets	1,924	2,166
Total assets	$52,512	$48,475
Current liabilities	$23,710	$23,288
Total liabilities	$23,710	$23,288

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
(In thousands)
Revenue	$17,687	$12,651	$37,454	$31,469
Cost of revenue	15,884	13,579	33,839	31,599
Gross margin	$1,803	$(928)	$3,615	$(130)
Net income (loss)	$1,803	$(928)	$3,615	$(130)

The Company recognized equity in earnings of unconsolidated joint ventures of $1 million and $2 million for the three and six months ended July 3, 2026, respectively, and equity in (loss) earnings of unconsolidated joint ventures of $(0.2) million and $0.5 million for the three and six months ended July 4, 2025, respectively.

Contractually required support provided to the Company’s joint ventures is discussed in Note 11 - Commitments and Contingencies.

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which are eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
(In thousands)
Revenue	$262	$168	$445	$440

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of July 3, 2026 and January 2, 2026 are as follows:

	July 3,	January 2,
	2026	2026
(In thousands)
Accounts receivable, net	$1,786	$1,869

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of July 3, 2026 and January 2, 2026 and depreciation expense for the three and six months ended July 3, 2026 and July 4, 2025:

	July 3,	January 2,
(In thousands)	2026	2026
Building and land	$171	$171
Machinery, equipment, and vehicles	50,835	52,458
Office equipment, software and construction in progress	6,883	7,061
Property, plant and equipment, gross	57,889	59,690
Accumulated depreciation	(51,144)	(49,119)
Property, plant and equipment, net	$6,745	$10,571

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2026	2025	2026	2025
(In thousands)
Depreciation expense	$2,112	$2,519	$4,226	$5,306

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

The following tables present the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	July 3, 2026
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	1.5	$10,600	$(8,328)	$2,272
Customer contracts	0.5	6,373	(5,842)	531
Total		$16,973	$(14,170)	$2,803

	January 2, 2026
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	2.0	$10,600	$(7,571)	$3,029
Customer contracts	1.0	6,373	(5,311)	1,062
Total		$16,973	$(12,882)	$4,091

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
(In thousands)	Expense
2026	$1,289
2027	1,514
Total	$2,803

Note 6. Debt

Total debt outstanding in the condensed consolidated balance sheets is comprised of the following:

(In thousands)	July 3, 2026	January 2, 2026
Credit Agreement	$61,318	$46,424
ACF Credit Agreement	3,527	8,194
Ansley Loan Agreement	10,149	12,971
Unamortized debt issuance costs	(2,605)	(3,130)
Total debt, net	72,389	64,459
Less: Current portion of long-term debt, net	2,442	4,143
Long-term debt, less current portion, net	$69,947	$60,316

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on July 29, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the third quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of July 3, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of July 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the Ansley Loan Agreement. As of July 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

During the six months ended July 3, 2026, the Company paid $2 million in cash interest and expensed $2 million in non-cash payment-in-kind interest. The total accrued payment-in-kind interest as of July 3, 2026 was $6 million.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three and six months ended July 3, 2026 and July 4, 2025.

For the three and six months ended July 3, 2026 and July 4, 2025, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense.

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

Based on cumulative pre-tax losses and other objective negative evidence, the Company concluded that it is more likely than not that its deferred tax assets will not be realized and therefore maintains a full valuation allowance as of July 3, 2026 and January 2, 2026. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

Total compensation expense related to stock-based grants was $1 million and $2 million for the three and six months ended July 3, 2026, respectively, and $2 million and $3 million for the three and six months ended July 4, 2025, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding was $5 million and $4 million as of July 3, 2026 and July 4, 2025, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 1 year and 0.8 years as of July 3, 2026 and July 4, 2025, respectively.

For the six months ended July 3, 2026 and July 4, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 2, 2026	2,058,778	$1.26	$0.66	5.3
Exercised	(772,518)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of July 3, 2026	1,286,260	1.26	0.66	4.8
Exercisable as of July 3, 2026	1,286,260	$1.26	$0.66	4.8

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 3, 2025	3,337,150	$1.26	$0.66	6.3
Exercised	(1,245,867)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of July 4, 2025	2,091,283	1.26	0.66	5.8
Exercisable as of July 4, 2025	2,091,283	$1.26	$0.66	5.8

The following table summarizes the activities for unvested Shimmick restricted stock units for the six months ended July 3, 2026 and July 4, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 2, 2026	1,491,745	$2.48
Awarded	1,345,000	3.45
Forfeited	—	—
Vested	(558,798)	2.25
Unvested as of July 3, 2026	2,277,947	$3.19

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 3, 2025	2,617,110	$2.88
Awarded	590,252	1.47
Forfeited	—	—
Vested	(602,433)	2.44
Unvested as of July 4, 2025	2,604,929	$2.66

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 1.3 million and 2.1 million employee stock options as of July 3, 2026 and July 4, 2025, respectively, and 2.3 million and 2.6 million restricted stock units as of July 3, 2026 and July 4, 2025, respectively, were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Numerator:
Net loss attributable to Shimmick Corporation	$(4,813)	$(8,525)	$(9,365)	$(18,295)
Numerator for basic and diluted EPS	$(4,813)	$(8,525)	$(9,365)	$(18,295)

Denominator:
Denominator for basic EPS - weighted average shares	38,514	34,635	37,284	34,471
Effect of dilutive securities:
Employee stock options	—	—	—	—
Restricted stock units	—	—	—	—
Dilutive potential common shares	—	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	38,514	34,635	37,284	34,471
Basic earnings per common share	$(0.12)	$(0.25)	$(0.25)	$(0.53)
Diluted earnings per common share	$(0.12)	$(0.25)	$(0.25)	$(0.53)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2026	July 4, 2025	July 3, 2026	July 4, 2025
Operating lease cost
Cost of revenue	$1,859	$2,236	$3,657	$4,493
Selling, general and administrative expenses	242	262	485	524
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	137	258	235	287
Interest on lease liabilities	42	10	72	43
Short-term lease cost	227	159	386	247
Total lease cost	$2,507	$2,925	$4,835	$5,594

Additional condensed consolidated balance sheets information related to leases is as follows:

		July 3,	January 2,
(In thousands)	Balance Sheet Classification	2026	2026
Assets:
Operating lease assets	Lease right-of-use assets	$14,298	$15,255
Finance lease assets	Lease right-of-use assets	1,848	1,211
Total lease assets		$16,146	$16,466

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$4,753	$4,372
Finance lease liabilities	Other current liabilities	1,163	337
Total current lease liabilities		$5,916	$4,709

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$9,942	$11,011
Finance lease liabilities	Lease liabilities, non-current	722	902
Total non-current lease liabilities		$10,664	$11,913

Weighted average remaining lease term information related to leases is as follows:

	July 3,	January 2,
	2026	2026
Weighted average remaining lease term (in years):
Operating leases	3.9	4.2
Finance leases	1.1	2.2
Weighted average discount rate:
Operating leases	7.6%	7.4%
Finance leases	8.5%	8.8%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	July 3,	July 4,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,372	$3,624
Financing cash flows from finance leases	226	101
Right-of-use assets obtained in exchange for new operating leases	$2,029	$375

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
Year
2026	$3,553	$737
2027	3,687	745
2028	3,668	541
2029	2,816	—
2030	2,161	—
Thereafter	1,095	—
Total lease payments	16,980	2,023
Amounts representing interest	(2,285)	(138)
Total lease liabilities	$14,695	$1,885

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of July 3, 2026 and January 2, 2026, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

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

The Company has recorded contingent consideration as of July 3, 2026 and January 2, 2026 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. At July 3, 2026, the total amount of standby letters of credit outstanding was $10 million. The Company did not have any letters of credit outstanding as of January 2, 2026.

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

As of July 3, 2026, we had a backlog of projects of approximately $991 million, mostly located in California, with ongoing projects in six other states. We self-perform many of these projects, which we believe allows us to better control critical aspects of construction, reduce cost and schedule risks, and deliver greater value to clients.

Recent Developments

Underwritten Offering

On May 22, 2026, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as the underwriter named therein (the “Underwriter”), in connection with an underwritten public offering of 3,730,000 shares of our common stock, par value $0.01 per share (the “Shares”), at a public offering price of $3.50 per Share.

Under the terms of the Underwriting Agreement, we granted the Underwriter a 30-day option to purchase up to 559,500 additional Shares. In connection with the closing of the offering, the Underwriter exercised its option to purchase all 559,500 additional Shares. As a result, we sold a total of 4,289,500 Shares in the offering. After the underwriting discount and estimated offering expenses payable by us, we received net proceeds from the offering of approximately $14.0 million. The offering, including the sale of the additional Shares, closed on May 26, 2026.

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

Results of Operations

Three Months Ended July 3, 2026 compared to the Three Months Ended July 4, 2025

The following table sets forth selected financial data for the three months ended July 3, 2026 compared to the three months ended July 4, 2025:

	Three Months Ended				% of Revenue
	July 3,	July 4,	$	%	July 3,	July 4,
(In thousands, except percentage data)	2026	2025	Change	Change	2026	2025
Revenue	$106,616	$128,402	$(21,786)	(17)%	100%	100%
Cost of revenue	94,162	120,273	(26,111)	(22)	88	94
Gross margin	12,454	8,129	4,325	53	12	6
Selling, general and administrative expenses	16,192	15,041	1,151	8	15	12
Total operating expenses	16,192	15,041	1,151	8	15	12
Equity in earnings (loss) of unconsolidated joint ventures	1,084	(187)	1,271	(680)	1	—
Gain on sale of assets, net	—	4	(4)	(100)	—	—
Loss from operations	(2,654)	(7,095)	4,441	(63)	(2)	(6)
Interest expense	2,036	1,313	723	55	2	1
Other expense (income), net	123	(42)	165	(393)	—	—
Net loss before income tax	(4,813)	(8,366)	3,553	(42)	(4)	(7)
Income tax expense	—	—	—	—	—	—
Net loss	$(4,813)	$(8,366)	$3,553	(42)%	(4)%	(7)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended July 3, 2026 compared to the three months ended July 4, 2025:

	Three Months Ended
(In thousands, except percentage data)	July 3, 2026	July 4, 2025	$ Change	% Change
Shimmick Projects
Revenue	$95,772	$112,619	$(16,847)	(15)%
Gross Margin	$10,721	$14,919	$(4,198)	(28)%
Gross Margin (%)	11%	13%
Non-Core Projects
Revenue	$10,844	$15,783	$(4,939)	(31)%
Gross Margin	$1,733	$(6,790)	$8,523	(126)%
Gross Margin (%)	16%	(43)%
Consolidated Total
Revenue	$106,616	$128,402	$(21,786)	(17)%
Gross Margin	$12,454	$8,129	$4,325	53%
Gross Margin (%)	12%	6%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Revenue recognized on Shimmick Projects was $96 million and $113 million for the three months ended July 3, 2026 and July 4, 2025, respectively. The $17 million decrease in revenue was primarily the result of a $22 million decrease in revenue as the result of the completion of a lower margin operation and maintenance project during the third quarter of fiscal year 2025 and $32 million of decreases in revenue from lower activity on existing projects and projects winding down. These decreases were partially offset by $37 million of increases in revenue from new higher margin projects ramping up.

Gross margin recognized on Shimmick Projects was $11 million and $15 million for the three months ended July 3, 2026 and July 4, 2025, respectively. The $4 million decrease in gross margin was primarily the result of $12 million of decreases in gross margin from lower activity on existing projects and projects winding down, partially offset by $8 million of increases in gross margin from new higher margin projects ramping up.

Non-Core Projects

As part of the AECOM Sale Transaction, we acquired projects and backlog that were started under prior ownership (formerly referred to as "Legacy and Foundations Projects").

Non-Core Projects revenue was $11 million and $16 million for the three months ended July 3, 2026 and July 4, 2025, respectively. The $5 million decrease was primarily the result of the Company working to wind down these Non-Core projects as well as the termination of one Non-Core project in Tennessee.

Gross margin recognized on Non-Core Projects was $2 million for the three months ended July 3, 2026 as compared to $(7) million for the three months ended July 4, 2025. The $9 million increase was primarily the result of certain time and design-related schedule extensions identified during the three months ended July 4, 2025 which did not reoccur during the three months ended July 3, 2026 as well as a favorable settlement and closeout of other Non-Core projects in the current year.

A subset of Non-Core Projects ("Non-Core Loss Projects") has experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized absent external factors and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $10 million and $13 million for the three months ended July 3, 2026 and July 4, 2025, respectively. Gross margin recognized on these Non-Core Loss Projects was $1 million and $(3) million for the three months ended July 3, 2026 and July 4, 2025, respectively. The change in gross margin was primarily the result of cost increases for time and design-related schedule extensions identified during the three months ended July 4, 2025 which did not reoccur during the three months ended July 3, 2026.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1 million during the three months ended July 3, 2026 primarily as a result of increases in legal costs.

Equity in earnings (loss) of unconsolidated joint ventures

Equity in earnings (loss) of unconsolidated joint ventures increased by $1 million during the three months ended July 3, 2026 primarily as the result of an increase in activity on a dam project in the current year as well cost increases incurred on a transit project during the three months ended July 4, 2025 which did not reoccur during the three months ended July 3, 2026.

Gain on sale of assets, net

Gain on sale of assets, net remained approximately flat period over period.

Interest expense

Interest expense increased by $1 million during the three months ended July 3, 2026 primarily due to increased average long-term debt balances outstanding during the three months ended July 3, 2026 as compared to the three months ended July 4, 2025.

Other expense (income), net

Other expense (income), net remained approximately flat period over period.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2026 and a realized tax loss for the fiscal year ended 2025, no income tax expense was recorded for either the three months ended July 3, 2026 or the three months ended July 4, 2025.

Net loss

Net loss decreased by $4 million to a net loss of $5 million for the three months ended July 3, 2026, primarily due to an increase in gross margin of $4 million and an increase in equity in earnings (loss) of unconsolidated joint ventures of $1 million, partially offset by an increase in interest expense of $1 million and an increase in selling, general and administrative expenses of $1 million, all as described above.

Six Months Ended July 3, 2026 compared to the Six Months Ended July 4, 2025

The following table sets forth selected financial data for the six months ended July 3, 2026 compared to the six months ended July 4, 2025:

	Six Months Ended				% of Revenue
	July 3,	July 4,	$	%	July 3,	July 4,
(In thousands, except percentage data)	2026	2025	Change	Change	2026	2025
Revenue	$194,649	$250,512	$(55,863)	(22)%	100%	100%
Cost of revenue	171,297	237,687	(66,390)	(28)	88	95
Gross margin	23,352	12,825	10,527	82	12	5
Selling, general and administrative expenses	30,445	29,409	1,036	4	16	12
Total operating expenses	30,445	29,409	1,036	4	16	12
Equity in earnings of unconsolidated joint ventures	2,145	539	1,606	298	1	—
(Loss) gain on sale of assets, net	(22)	70	(92)	(131)	—	—
Loss from operations	(4,970)	(15,975)	11,005	(69)	(4)	(7)
Interest expense	4,212	2,313	1,899	82	2	1
Other expense (income), net	57	(152)	209	(138)	—	—
Net loss before income tax	(9,239)	(18,136)	8,897	(49)	(6)	(8)
Income tax expense	—	—	—	—	—	—
Net loss	$(9,239)	$(18,136)	$8,897	(49)%	(6)%	(8)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the six months ended July 3, 2026 compared to the six months ended July 4, 2025:

	Six Months Ended
(In thousands, except percentage data)	July 3, 2026	July 4, 2025	$ Change	% Change
Shimmick Projects
Revenue	$183,565	$205,773	$(22,208)	(11)%
Gross Margin	$20,677	$20,186	$491	2%
Gross Margin (%)	11%	10%
Non-Core Projects
Revenue	$11,084	$44,739	$(33,655)	(75)%
Gross Margin	$2,675	$(7,361)	$10,036	(136)%
Gross Margin (%)	24%	(16)%
Consolidated Total
Revenue	$194,649	$250,512	$(55,863)	(22)%
Gross Margin	$23,352	$12,825	$10,527	82%
Gross Margin (%)	12%	5%

Shimmick Projects

Revenue recognized on Shimmick Projects was $184 million and $206 million for the six months ended July 3, 2026 and July 4, 2025, respectively. The $22 million decrease in revenue was primarily the result of a $44 million decrease in revenue as the result of the completion of a lower margin operation and maintenance project during the third quarter of fiscal year 2025 and $46 million of decreases in revenue from lower activity on existing projects and projects winding down. These decreases were partially offset by $68 million in revenue from new higher margin projects ramping up.

Gross margin recognized on Shimmick Projects was $21 million and $20 million for the six months ended July 3, 2026 and July 4, 2025, respectively. The $1 million increase in gross margin was primarily the result of $14 million increases in gross margin from new higher margin projects ramping up, partially offset by $13 million of decreases in gross margin from lower activity on existing projects and projects winding down.

Non-Core Projects

Non-Core Projects revenue was $11 million and $45 million for the six months ended July 3, 2026 and July 4, 2025, respectively. The $34 million decrease was primarily the result of the notice of termination associated with the Chickamauga Lock Replacement Project during May 2026 as well as a $16 million decrease from the Company working to wind down these Non-Core Projects.

Gross margin was $3 million for the six months ended July 3, 2026 as compared to $(7) million for the six months ended July 4, 2025. The $10 million increase was primarily the result of a positive outcome of a project close-out and settlement as well as certain time and design-related schedule extensions identified during the six months ended July 4, 2025 which did not reoccur during the six months ended July 3, 2026.

A subset of Non-Core Projects ("Non-Core Loss Projects") has experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized absent external factors and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $5 million and $31 million for the six months ended July 3, 2026 and July 4, 2025, respectively. Gross margin recognized on these Non-Core Loss Projects was $0 million and $(4) million for the six months ended July 3, 2026 and July 4, 2025, respectively. The change in gross margin was primarily the result of cost increases for time and design-related schedule extensions identified during the six months ended July 4, 2025 which did not reoccur during the six months ended July 3, 2026.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1 million during the six months ended July 3, 2026 primarily as a result of increases in legal costs.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures increased by $2 million during the six months ended July 3, 2026 primarily as the result of an increase in activity on a dam project in the current year as well cost increases incurred on a transit project during the six months ended July 4, 2025 which did not reoccur during the six months ended July 3, 2026.

(Loss) gain on sale of assets, net

(Loss) gain on sale of assets, net remained approximately flat period over period.

Interest expense

Interest expense increased by $2 million during the six months ended July 3, 2026 primarily due to increased average long-term debt balances outstanding during the six months ended July 3, 2026 as compared to the six months ended July 4, 2025.

Other expense (income), net

Other expense (income), net remained approximately flat period over period.

Income tax expense

Due to an expected tax loss for the fiscal year ending 2026 and a realized tax loss for the fiscal year ended 2025, no income tax expense was recorded for either the six months ended July 3, 2026 or the six months ended July 4, 2025.

Net loss

Net loss decreased by $9 million to a net loss of $9 million for the six months ended July 3, 2026, primarily due to increase in gross margin of $11 million and increase in equity in earnings of unconsolidated joint ventures of $2 million, partially offset by an increase in interest expense of $2 million and an increase in selling, general and administrative expenses of $1 million, all as described above.

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

See reconciliations below:

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2026	2025	2026	2025
Net loss attributable to Shimmick Corporation	$(4,813)	$(8,525)	$(9,365)	$(18,295)
Transformation costs (1)	287	725	328	1,440
Stock-based compensation	1,198	1,528	1,903	3,318
Legal fees and other costs for Non-Core Projects (2)	2,638	1,434	4,002	1,094
Other (3)	146	42	197	233
Adjusted net loss	$(544)	$(4,796)	$(2,935)	$(12,210)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands)	2026	2025	2026	2025
Net loss attributable to Shimmick Corporation	$(4,813)	$(8,525)	$(9,365)	$(18,295)
Interest expense	2,036	1,313	4,212	2,313
Income tax expense	—	—	—	—
Depreciation and amortization	2,894	3,249	5,750	6,709
Transformation costs (1)	287	725	328	1,440
Stock-based compensation	1,198	1,528	1,903	3,318
Legal fees and other costs for Non-Core Projects (2)	2,638	1,434	4,002	1,094
Other (3)	146	42	197	233
Adjusted EBITDA	$4,386	$(234)	$7,027	$(3,188)

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

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

Our capital expenditures were approximately $1 million for each of the six months ended July 3, 2026 and July 4, 2025. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at July 3, 2026 totaled $17 million and availability under the Credit Agreement and ACF Credit Agreement totaled $4 million and $12 million, respectively, resulting in total liquidity of $33 million.

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

Total debt outstanding on the condensed consolidated balance sheets is comprised of the following:

(In thousands)	July 3, 2026	January 2, 2026
Credit Agreement	$61,318	$46,424
ACF Credit Agreement	3,527	8,194
Ansley Loan Agreement	10,149	12,971
Unamortized debt issuance costs	(2,605)	(3,130)
Total debt, net	72,389	64,459
Less: Current portion of long-term debt, net	2,442	4,143
Long-term debt, less current portion, net	$69,947	$60,316

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on July 29, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the third quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of July 3, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. As of July 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note has a maturity date of April 1, 2031, and accrues interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the Ansley Loan Agreement. As of July 3, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

During the six months ended July 3, 2026, the Company paid $2 million in cash interest and expensed $2 million in non-cash payment-in-kind interest. The total accrued payment-in-kind interest as of July 3, 2026 was $6 million.

Underwriting Agreement

On May 22, 2026, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as the underwriter named therein (the “Underwriter”), in connection with an underwritten public offering of 3,730,000 shares of our common stock, par value $0.01 per share, at a public offering price of $3.50 per share.

Under the terms of the Underwriting Agreement, we granted the Underwriter a 30-day option to purchase up to 559,500 additional shares. In connection with the closing of the offering, the Underwriter exercised its option to purchase all 559,500 additional shares. As a result, we sold a total of 4,289,500 shares in the offering. After the underwriting discount and estimated offering expenses payable by us, we received net proceeds from the offering of approximately $14.0 million. The offering, including the sale of the additional Shares, closed on May 26, 2026.

ATM Agreement

On September 8, 2025, we entered into an At The Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”). Under the Sales Agreement, the Sales Agent may, at our discretion, sell up to $7.8 million of shares of our common stock, in “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended. The shares will be sold pursuant to our Registration Statement on Form S-3 (File No. 333-288513), declared effective by the SEC on July 10, 2025, the related prospectus supplement (the “Initial Prospectus Supplement”) dated September 8, 2025 filed with the SEC in connection with the offer and sale of the shares, and the related prospectus supplement dated May 22, 2026, filed with the SEC in connection with the offering made pursuant to the Underwriting Agreement (the “Additional Prospectus Supplement,” and together with the Initial Prospectus Supplement, the “Prospectus Supplements”), which reduced the amount of our common stock registered under the Prospectus to $5.0 million.

We are not obligated to make any sales of shares under the Sales Agreement, and no assurance can be given that we will sell any shares under the Sales Agreement, or, if we do, as to the price or amount of shares that we will sell, or the dates on which any such sales will take place. We or the Sales Agent, under certain circumstances and upon notice to the other, may suspend the offering of the shares under the Sales Agreement. The offering of the Shares pursuant to the Sales Agreement will terminate upon the sale of shares in an aggregate offering amount equal to $7.8 million, or sooner if either we or the Sales Agent terminates the Sales Agreement. We will pay the Sales Agent a cash commission in an amount up to 3% of the gross proceeds from each sale of Shares sold pursuant to the Sales Agreement and will reimburse the Sales Agent for the documented fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the Sales Agreement in an amount not to exceed $50,000 in the aggregate.

We made certain customary representations, warranties and covenants in the Sales Agreement concerning us and our subsidiaries and the Registration Statement, Prospectus, Prospectus Supplements and other documents and filings relating to the offering of the shares. In addition, we have agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act. The shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our Statement, and its Prospectus Supplements related thereto.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended
	July 3,	July 4,
(In thousands)	2026	2025
Net cash used in operating activities	$(24,627)	$(41,987)
Net cash provided by investing activities	1,698	2,051
Net cash provided by financing activities	19,159	26,808
Net decrease in cash, cash equivalents and restricted cash	(3,770)	(13,128)
Cash, cash equivalents and restricted cash, beginning of period	21,859	35,795
Cash, cash equivalents and restricted cash, end of period	$18,089	$22,667

Operating Activities

During the six months ended July 3, 2026, net cash used in operating activities was $25 million, compared to net cash used in operating activities of $42 million for the six months ended July 4, 2025. Cash flows used in operating activities were driven by net loss, adjusted for various non-cash items and changes in contract liabilities, contract assets, accounts payable and accrued expenses balances, accounts receivable and other assets and liabilities as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities. The changes in the components of operating assets and liabilities during the six months ended July 3, 2026 and July 4, 2025 were as follows:

	Six Months Ended
	July 3,	July 4,
(In thousands)	2026	2025
Accounts receivable, net	$(1,135)	$(3,548)
Contract assets	(12,261)	6,635
Accounts payable	435	10,593
Contract liabilities	(7,518)	(48,618)
Accrued expenses	(250)	1,220
Other assets and liabilities	(905)	(2,794)
Changes in operating assets and liabilities, net	$(21,634)	$(36,512)

During the six months ended July 3, 2026, the decrease in operating assets and liabilities was $22 million, which was primarily driven by decreases in contract assets, contract liabilities and accounts receivable. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the six months ended July 3, 2026, net cash provided by investing activities was $2 million, which was primarily driven by proceeds from sale of assets.

For the six months ended July 4, 2025, net cash provided by investing activities was $2 million, which was primarily driven by return of investment in unconsolidated joint ventures.

Financing Activities

For the six months ended July 3, 2026, net cash provided by financing activities was $19 million, which primarily consisted of borrowings from credit agreements of $33 million and net proceeds from an underwritten equity offering of $14 million, partially offset by repayments on credit and loan agreements of $27 million.

For the six months ended July 4, 2025, net cash provided by financing activities was $27 million, which primarily consisted of net borrowings from credit and loan agreements of $28 million, partially offset by $1 million of other, net which is primarily comprised of debt issuance costs incurred for the ACF Credit Agreement and Ansley Loan Agreement entered into during the first quarter of 2025.

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. At July 3, 2026, the total amount of standby letters of credit outstanding was $10 million. The Company did not have any letters of credit as of January 2, 2026.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the remainder of the fiscal year ending January 1, 2027 through the fiscal years ending January 3, 2030 of approximately $4 million, $4 million, $4 million, $3 million, $2 million, respectively, and approximately $1 million in the aggregate thereafter based on balances outstanding as of July 3, 2026.

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

As of July 3, 2026, we had a backlog of projects of $991 million.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
July 3, 2026
Backlog by customer type:
State and local agencies	72%
Federal agencies	13%
Private owners	15%
Total backlog	100%

As of
July 3, 2026
Backlog by contract type:
Fixed-price	82%
Cost reimbursable	18%
Total backlog	100%

As of
July 3, 2026
Estimated backlog recognized:
0 to 24 months	80%
25 to 36 months	13%
Beyond 36 months	7%
Total backlog	100%

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

Based on that evaluation, management concluded that, as of July 3, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended July 3, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended July 3, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement, except as follows:

			Plan Arrangement
Name and Title	Action	Date	Rule 10b5-1(c)	Non-Rule 10b5-1	Maximum Number of Securities to be Sold	Plan Expiration Date
Mitchell B. Goldsteen(1), Executive Chairman	Termination	05/29/2026	X	-	500,000	03/08/2027

1.
Effective May 29, 2026, Mr. Goldsteen terminated this Rule 10b5-1 trading arrangement which was originally adopted on
December 5, 2025 through GOHO LLC, an entity which he controls. 125,000 shares were sold under this written plan prior to its termination.

Item 6. Exhibits

Exhibit Number	Description
10.1*

Amendment No. 10 to Credit, Security and Guaranty Agreement, dated July 29, 2026, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders from time to time party thereto

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shimmick Corporation

Date: August 10, 2026	By:	/s/ Todd W. Yoder
Todd W. Yoder
Executive Vice President, Chief Financial Officer and Treasurer