Form 10-Q
period 2026-10-02
Shimmick Corp
filed 2026-11-12
CIK 1887944

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2026

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

As of November 11, 2026, the registrant had 42,761,763 shares of Common Stock, par value $0.01 per share, outstanding.

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
•
marketplace competition,
•
our inability to obtain bonding
•
our limited operating history as an independent company following our separation from AECOM, our prior owner,
•
our relationship and transactions with our prior owner,
•
our prior owner defaulting on its contractual obligations to us or under agreements in which we are beneficiary,
•
our limited number of customers,
•
any inability to successfully expand our business into new markets or geographies,
•
dependence on subcontractors and suppliers of materials,
•
any inability to secure sufficient aggregates,
•
an inability to complete a merger or acquisition or to integrate an acquired company’s business,
•
our ability to expand our capacity related to specialized, high-performance electrical and power distribution solutions,
•
adjustments in our contract backlog,
•
accounting for our revenue and costs involves significant estimates, as does our use of the input method of revenue recognition based on costs incurred relative to total expected costs,
•
material impairments,

•
any failure to comply with covenants under any current indebtedness, and future indebtedness we may incur,
•
the adequacy of sources of liquidity,
•
the outcome of any legal or regulatory proceedings to which we are, or may become, a party, including our appeal of the USACE’s notice of termination related to the Chickamauga Lock project,
•
the effectiveness of our disclosure controls and procedures,
•
cybersecurity attacks against, disruptions, failures or security breaches of, our information technology systems,
•
seasonality of our business,
•
commodity products price fluctuations, inflation (and actions taken by monetary authorities in response to inflation) and/or rising interest rates,
•
climate change,
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Shimmick Corporation

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(unaudited)

	October 2,	January 2,
	2026	2026
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,237	$19,969
Restricted cash	329	1,890
Accounts receivable, net	19,216	30,179
Contract assets, current	155,426	110,276
Prepaids and other current assets	14,635	13,067

TOTAL CURRENT ASSETS	223,843	175,381

Property, plant and equipment, net	5,298	10,571
Intangible assets, net	2,158	4,091
Lease right-of-use assets	14,955	16,466
Investment in unconsolidated joint ventures	13,553	11,866
Other assets	413	388

TOTAL ASSETS	$260,220	$218,763

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$90,330	$69,542
Contract liabilities, current	58,998	53,760
Accrued expenses	30,499	34,172
Current portion of long-term debt, net	1,916	4,143
Other current liabilities	31,522	34,499

TOTAL CURRENT LIABILITIES	213,265	196,116

Long-term debt, less current portion, net	72,622	60,316
Lease liabilities, non-current	10,389	11,913
Contract liabilities, non-current	410	453
Contingent consideration	5,470	5,203
Other liabilities	2,368	1,402

TOTAL LIABILITIES	304,524	275,403

Commitments and Contingencies (Note 11)

STOCKHOLDERS' DEFICIT
Common stock, $0.01 par value, 100,000,000 shares authorized as of October 2, 2026 and January 2, 2026; 42,761,763 and 36,035,559 shares issued and outstanding as of October 2, 2026 and January 2, 2026, respectively	428	360
Additional paid-in-capital	67,580	46,795
Retained deficit	(112,312)	(103,795)
Non-controlling interests	—	—

TOTAL STOCKHOLDERS' DEFICIT	(44,304)	(56,640)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$260,220	$218,763

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
Revenue	$135,798	$141,920	$330,447	$392,432
Cost of revenue	118,864	131,131	290,161	368,818
Gross margin	16,934	10,789	40,286	23,614
Selling, general and administrative expenses	14,300	14,292	44,745	43,701
Total operating expenses	14,300	14,292	44,745	43,701
Equity in earnings of unconsolidated joint ventures	909	312	3,054	851
Gain on sale of assets, net	62	10	40	80
Income (loss) from operations	3,605	(3,181)	(1,365)	(19,156)
Interest expense	2,680	1,434	6,892	3,747
Other expense (income), net	77	(219)	134	(371)
Net income (loss) before income tax	848	(4,396)	(8,391)	(22,532)
Income tax expense	—	—	—	—
Net income (loss)	848	(4,396)	(8,391)	(22,532)
Net income attributable to non-controlling interests	—	—	126	159
Net income (loss) attributable to Shimmick Corporation	$848	$(4,396)	$(8,517)	$(22,691)
Net income (loss) attributable to Shimmick Corporation per common share
Basic	$0.02	$(0.12)	$(0.22)	$(0.65)
Diluted	$0.02	$(0.12)	$(0.22)	$(0.65)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Stockholders' Deficit

(In thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of July 3, 2026	41,335,823	$414	$62,424	$(113,160)	$—	$(50,322)
Net income	—	—	—	848	—	848
Underwritten equity and At The Market offerings, net of costs	1,100,000	11	4,107	—	—	4,118
Issuance of common stock	325,940	3	(9)	—	—	(6)
Stock-based compensation	—	—	1,058	—	—	1,058
Balance as of October 2, 2026	42,761,763	$428	$67,580	$(112,312)	$—	$(44,304)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of July 4, 2025	35,248,424	$353	$46,691	$(96,506)	$—	$(49,462)
Net loss	—	—	—	(4,396)	—	(4,396)
Issuance of common stock	549,965	5	(5)	—	—	—
Stock-based compensation	—	—	1,202	—	—	1,202
Balance as of October 3, 2025	35,798,389	$358	$47,888	$(100,902)	$—	$(52,656)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 2, 2026	36,035,559	$360	$46,795	$(103,795)	$—	$(56,640)
Net (loss) income	—	—	—	(8,517)	126	(8,391)
Underwritten equity and At The Market offerings, net of costs	5,389,500	54	17,830	—	—	17,884
Issuance of common stock	1,336,704	14	(6)	—	—	8
Stock-based compensation	—	—	2,961	—	—	2,961
Distributions to non-controlling interests	—	—	—	—	(126)	(126)
Balance as of October 2, 2026	42,761,763	$428	$67,580	$(112,312)	$—	$(44,304)

	Common Stock		Additional Paid-in-	Retained	Non-Controlling	Total Stockholders'
	Shares	Amount	Capital	Deficit	Interests	Deficit
Balance as of January 3, 2025	34,271,214	$343	$43,353	$(78,211)	$(159)	$(34,674)
Net (loss) income	—	—	—	(22,691)	159	(22,532)
Issuance of common stock	1,527,175	15	15	—	—	30
Stock-based compensation	—	—	4,520	—	—	4,520
Balance as of October 3, 2025	35,798,389	$358	$47,888	$(100,902)	$—	$(52,656)

See accompanying notes to the unaudited condensed consolidated financial statements.

Shimmick Corporation

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine Months Ended
	October 2,	October 3,
	2026	2025

Cash Flows From Operating Activities
Net loss	$(8,391)	$(22,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,961	4,520
Depreciation and amortization	8,426	9,840
Equity in earnings of unconsolidated joint ventures	(3,054)	(851)
Return on investment in unconsolidated joint ventures	1,323	3,802
Gain on sale of assets, net	(5,477)	(80)
Other	4,316	1,542
Changes in operating assets and liabilities:
Accounts receivable, net	11,964	1,203
Contract assets	(45,150)	(24,430)
Accounts payable	20,638	25,856
Contract liabilities	5,237	(55,166)
Accrued expenses	(3,673)	(3,022)
Other assets and liabilities	(3,851)	(6,414)
Net cash used in operating activities	(14,731)	(65,732)
Cash Flows From Investing Activities
Purchases of property, plant and equipment	(1,505)	(5,862)
Proceeds from sale of assets	5,134	4,868
Return of investment in unconsolidated joint ventures	—	2,935
Net cash provided by investing activities	3,629	1,941
Cash Flows From Financing Activities
Borrowings on credit and loan agreements	56,033	90,581
Repayments on credit and loan agreements	(50,003)	(42,079)
Net proceeds from underwritten equity and At The Market offerings	18,259	—
Distributions to non-controlling interests	(126)	—
Other, net	(354)	(1,581)
Net cash provided by financing activities	23,809	46,921
Net increase (decrease) in cash, cash equivalents and restricted cash	12,707	(16,870)
Cash, cash equivalents and restricted cash, beginning of period	21,859	35,795
Cash, cash equivalents and restricted cash, end of period	$34,566	$18,925
Reconciliation of cash, cash equivalents and restricted cash to the
Condensed Consolidated Balance Sheets
Cash and cash equivalents	$34,237	$17,597
Restricted cash	329	1,328
Total cash, cash equivalents and restricted cash	$34,566	$18,925

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP” or "U.S. GAAP"), and in conformity with the rules and regulations of the Securities and Exchange Commission. The information furnished reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results of operations, cash flows and financial position for the interim periods presented. A statement of comprehensive income is not presented as the Company’s results of operations do not contain any items classified as comprehensive income. All intercompany accounts and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the audited consolidated financial statements and notes in our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 ("Form 10-K"). Because of the seasonal nature of some of the Company's operations, the results of operations for the three and nine months ended October 2, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Change in Presentation

Certain prior period balances in the condensed consolidated balance sheets, statements of operations and statements of cash flows and accompanying notes have been combined, reclassified or rounded to conform to current period presentation. These changes had no impact on net income (loss), cash flows, assets and liabilities or deficit previously reported.

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

Note 3. Revenue, Receivables and Contract Assets and Liabilities

The following table presents the Company’s revenue disaggregated by contract types:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2026	2025	2026	2025
Fixed-price	$127,874	$134,338	$305,882	$339,612
Cost reimbursable	7,616	7,356	23,495	51,930
Equipment and labor revenue	308	226	1,070	890
Total revenue	$135,798	$141,920	$330,447	$392,432

Projects started after prior ownership ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Projects that started under prior ownership or focus on foundation drilling are referred to as "Non-Core Projects" (formerly referred to as "Legacy and Foundations Projects").

The following table presents the Company’s revenue disaggregated by Shimmick Projects and Non-Core Projects:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2026	2025	2026	2025
Shimmick Projects	$136,221	$106,826	$319,786	$312,599
Non-Core Projects	(423)	35,094	10,661	79,833
Total revenue	$135,798	$141,920	$330,447	$392,432

Remaining performance obligations

The Company had $815 million of remaining performance obligations yet to be satisfied as of October 2, 2026. Our remaining performance obligations have a weighted average life of 2.5 years as of October 2, 2026.

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

	October 2,	January 2,
	2026	2026	Change
(In thousands)
Contract assets, current and non-current:
Costs and estimated earnings in excess of billings on uncompleted contracts	$108,461	$64,131	$44,330
Retainage receivable	46,965	46,145	820
Total contract assets	155,426	110,276	45,150

Contract liabilities, current and non-current:
Billings on uncompleted contracts in excess of costs and estimated earnings	(51,122)	(18,276)	(32,846)
Forward loss reserve	(8,286)	(35,937)	27,651
Total contract liabilities	(59,408)	(54,213)	(5,195)
Net	$96,018	$56,063	$39,955

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

Billings on uncompleted contracts in excess of costs and estimated earnings consists of billings in excess of revenue recognized. The Company recognized revenue of $18 million during the nine months ended October 2, 2026 that was included in contract liabilities as of January 2, 2026.

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

	October 2,	January 2,
	2026	2026
(In thousands)
Total accounts receivable, gross	$19,987	$30,954
Allowance for credit losses	(771)	(775)
Accounts receivable, net	$19,216	$30,179

Substantially all contract assets as of October 2, 2026 and January 2, 2026 are expected to be collected within the Company’s estimated operating cycle. The Company’s operating cycle may extend beyond one year.

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

Information about significant customers

Significant Customers as a Percentage of Accounts Receivable, Net
As of October 2, 2026
Customer one	12.8%

As of January 2, 2026
Customer one	39.9%

Significant Customers as a Percentage of Revenue
Three Months Ended October 2, 2026
Customer one	11.5%
Customer two	10.1%

Three Months Ended October 3, 2025
Customer one	21.4%
Customer two	18.6%
Customer three	11.1%

Significant Customers as a Percentage of Revenue
Nine Months Ended October 2, 2026
Customer one	15.9%
Customer two	12.2%

Nine Months Ended October 3, 2025
Customer one	16.1%
Customer two	14.6%
Customer three	12.9%
Customer four	11.8%

Revisions in Estimates

Changes in contract estimates resulted in net increases in gross margin of $6 million and $13 million for the three and nine months ended October 2, 2026, respectively, primarily due to a reduction in escalation costs on a Shimmick water project and estimated recovery on a pending change order, partially offset by increased forecasted cost to complete on a Shimmick bridge project.

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

Note 4. Joint Ventures and Variable Interest Entities

A summary of financial information of the consolidated joint ventures is as follows:

	October 2,	January 2,
	2026	2026
(In thousands)
Current assets	$916	$2,586
Total assets	$916	$2,586
Current liabilities	$25,542	$32,427
Non-current liabilities	1,484	—
Total liabilities	$27,026	$32,427

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
(In thousands)
Revenue	$518	$4,860	$5,322	$17,089

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the general operations of the Company.

A summary of financial information of the unconsolidated joint ventures, as derived from their financial statements, is as follows:

	October 2,	January 2,
	2026	2026
(In thousands)
Current assets	$62,341	$46,309
Non-current assets	1,788	2,166
Total assets	$64,129	$48,475
Current liabilities	$35,876	$23,288
Total liabilities	$35,876	$23,288

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
(In thousands)
Revenue	$20,667	$16,400	$58,121	$47,869
Cost of revenue	19,216	16,719	53,055	48,318
Gross margin	$1,451	$(319)	$5,066	$(449)
Net income (loss)	$1,451	$(319)	$5,066	$(449)

The Company recognized equity in earnings of unconsolidated joint ventures of $1 million and $3 million for the three and nine months ended October 2, 2026, respectively, and equity in earnings of unconsolidated joint ventures of $0.3 million and $1 million for the three and nine months ended October 3, 2025, respectively.

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

Related Party Transactions

We often provide construction management and other subcontractor services to the Company’s joint ventures and revenue includes amounts related to these services which are eliminated to the extent of our ownership. Revenue included related to services provided to unconsolidated joint venture related parties is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
(In thousands)
Revenue	$205	$150	$650	$590

Amounts included in the condensed consolidated balance sheets related to services provided to unconsolidated joint ventures as of October 2, 2026 and January 2, 2026 are as follows:

	October 2,	January 2,
	2026	2026
(In thousands)
Accounts receivable, net	$2,126	$1,869

Note 5. Property, Plant and Equipment and Intangible Assets

The following tables summarize the components of property, plant and equipment as of October 2, 2026 and January 2, 2026 and depreciation expense for the three and nine months ended October 2, 2026 and October 3, 2025:

	October 2,	January 2,
(In thousands)	2026	2026
Building and land	$171	$171
Machinery, equipment, and vehicles	46,449	52,458
Office equipment, software and construction in progress	6,913	7,061
Property, plant and equipment, gross	53,533	59,690
Accumulated depreciation	(48,235)	(49,119)
Property, plant and equipment, net	$5,298	$10,571

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
	2026	2025	2026	2025
(In thousands)
Depreciation expense	$1,895	$2,400	$6,121	$7,707

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

The following tables present the Company’s finite-lived intangible assets, including the weighted average useful lives for each major intangible asset category and in total:

	October 2, 2026
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	1.3	$10,600	$(8,707)	$1,893
Customer contracts	0.3	6,373	(6,108)	265
Total		$16,973	$(14,815)	$2,158

	January 2, 2026
(In thousands)	Weighted Average Remaining Useful Life in Years	Intangible Assets, Gross	Accumulated Amortization	Intangible Assets, Net
Trademark	2.0	$10,600	$(7,571)	$3,029
Customer contracts	1.0	6,373	(5,311)	1,062
Total		$16,973	$(12,882)	$4,091

The Company’s estimated aggregate remaining amortization is as follows:

Amortization
(In thousands)	Expense
2026	$644
2027	1,514
Total	$2,158

Note 6. Debt

Total debt outstanding in the condensed consolidated balance sheets is comprised of the following:

(In thousands)	October 2, 2026	January 2, 2026
Credit Agreement	$62,451	$46,424
ACF Credit Agreement	—	8,194
Sixty-First Commercial Finance Loan Agreement	14,285	—
Ansley Loan Agreement	—	12,971
Unamortized debt issuance costs	(2,198)	(3,130)
Total debt, net	74,538	64,459
Less: Current portion of long-term debt, net	1,916	4,143
Long-term debt, less current portion, net	$72,622	$60,316

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on November 4, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. The Credit Agreement was previously amended on October 2, 2026 to replace references to the Ansley Loan Agreement (as defined below) with references to the Sixty-First Commercial Loan Agreement (as defined below) in connection with the entry into the Sixty-First Commercial Loan Agreement and repayment and termination of the Ansley Loan Agreement. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the fourth quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of October 2, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. On October 2, 2026, the ACF Credit Agreement was amended to replace references to the Ansley Loan Agreement with references to the Sixty-First Commercial Loan Agreement in connection with the entry into the Sixty-First Commercial Loan Agreement and repayment and termination of the Ansley Loan Agreement. As of October 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Sixty-First Commercial Finance Loan Agreement

On October 2, 2026, we, through our wholly-owned subsidiary Shimmick Construction Company, Inc., and Sixty-First Commercial Finance, LLC entered into a Loan and Security Agreement (the “Sixty-First Commercial Loan Agreement”) which provides for a borrowing capacity of $14.3 million as evidenced by a promissory note (the “Sixty-First Commercial Promissory Note”).

The Sixty-First Commercial Promissory Note has a maturity date of October 2, 2031, and accrues interest at a rate of 9.31% per annum. Upon the occurrence of any default, the lender is entitled to receive interest at a default rate of the lesser of 15.0% per annum and the maximum rate of interest allowable under then applicable law. The lender may also declare the debt and other obligations to be immediately due and payable upon the occurrence of any default, subject to applicable cure periods.

Pursuant to the terms of the Sixty-First Commercial Loan Agreement, we granted a security interest in (a) certain items of equipment, including replacements and additions, described therein (the “Equipment”), (b) all embedded and other software and intellectual property and other intangible rights, relating to the Equipment, (c) any cash and cash-equivalent deposits made by us with lender in connection with the Sixty-First Commercial Promissory Note, (d) all chattel paper, rights under contracts, documents and other rights and general intangibles relating to the sale or transfer of the Equipment or other Collateral (as defined below), (e) all rights relating to any insurance, indemnity, warranty or guaranty with respect to the Equipment or other Collateral, and any proceeds in the form of goods, (f) any and all substitutions, replacements or exchanges for the Equipment or other Collateral, (g) all books and records regarding the foregoing, and (h) any and all proceeds thereof as collateral for the payments under the Sixty-First Commercial Loan Agreement and Sixty-First Commercial Promissory Note ((a) through (h) collectively, the “Collateral”). The Sixty-First Commercial Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. As of October 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Upon the execution of the Sixty-First Commercial Loan Agreement on October 2, 2026, we fully repaid all amounts outstanding under and terminated the Ansley Loan Agreement (as defined below).

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note had a maturity date of April 1, 2031, and accrued interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contained customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the Ansley Loan Agreement. The Ansley Loan Agreement was fully repaid and terminated on October 2, 2026 upon execution of the Sixty-First Commercial Finance Loan Agreement.

During the nine months ended October 2, 2026, the Company paid $2 million in cash interest and expensed $3 million in non-cash payment-in-kind interest. The total accrued payment-in-kind interest as of October 2, 2026 was $7 million.

Note 7. Income Taxes

We compute the year-to-date income tax provision by applying our estimated annual effective tax rate to our year-to-date pre-tax income and adjust for discrete tax items in the period in which they occur.

The effective tax rate was 0% for the three and nine months ended October 2, 2026 and October 3, 2025.

For the three and nine months ended October 2, 2026 and October 3, 2025, the deferred tax provision resulting from the current year loss is completely offset by the valuation allowance, resulting in zero tax expense.

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

Based on cumulative pre-tax losses and other objective negative evidence, the Company concluded that it is more likely than not that its deferred tax assets will not be realized and therefore maintains a full valuation allowance as of October 2, 2026 and January 2, 2026. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if the objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Note 8. Stock-Based Compensation

On April 12, 2021, the Company’s Board of Directors (the "Board") approved the Company’s 2021 Stock Plan (the “2021 Stock Plan”). The 2021 Stock Plan reserves 5,477,200 of the Company’s shares for issuance of incentive instruments, including Incentive Stock Options (“ISOs”), Non-statutory Stock Options, Stock Appreciation Rights, Restricted Stock Awards, and Restricted Stock Unit Awards. ISOs granted under the Plan have a term of 10 years and vested over four years of service.

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

Total compensation expense related to stock-based grants was $1 million and $3 million for the three and nine months ended October 2, 2026, respectively, and $1 million and $5 million for the three and nine months ended October 3, 2025, respectively. Unrecognized compensation expense related to stock-based grants to employees of Shimmick outstanding was $6 million and $3 million as of October 2, 2026 and October 3, 2025, respectively, to be recognized on a straight-line basis over the awards’ weighted average remaining vesting period of 1.2 years and 0.9 years as of October 2, 2026 and October 3, 2025, respectively.

For the nine months ended October 2, 2026 and October 3, 2025, stock option activity was as follows:

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 2, 2026	2,058,778	$1.26	$0.66	5.3
Exercised	(789,977)	1.26	0.66	—
Forfeited & expired	—	—	—	—
Outstanding as of October 2, 2026	1,268,801	1.26	0.66	4.6
Exercisable as of October 2, 2026	1,268,801	$1.26	$0.66	4.6

	Stock Options
	Number of shares	Weighted average exercise price per share	Weighted average grant date fair value	Weighted average years of remaining contractual term
Outstanding as of January 3, 2025	3,337,150	$1.26	$0.66	6.3
Exercised	(1,261,626)	1.26	0.66	—
Forfeited & expired	(211,105)	1.26	0.66	—
Outstanding as of October 3, 2025	1,864,419	1.26	0.66	5.6
Exercisable as of October 3, 2025	1,864,419	$1.26	$0.66	5.6

The following table summarizes the activities for unvested Shimmick restricted stock units for the nine months ended October 2, 2026 and October 3, 2025:

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 2, 2026	1,491,745	$2.48
Awarded	1,901,139	3.48
Forfeited	—	—
Vested	(1,074,235)	2.68
Unvested as of October 2, 2026	2,318,649	$3.29

	Restricted Stock Units
	Number of shares	Weighted average grant date fair value
Unvested as of January 3, 2025	2,617,110	$2.88
Awarded	644,124	1.59
Forfeited	—	—
Vested	(1,484,789)	2.75
Unvested as of October 3, 2025	1,776,445	$2.52

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is calculated based on the weighted average shares outstanding during the period. Diluted earnings per share includes the dilutive effect of employee and director stock options and restricted stock units. Stock options are considered dilutive whenever the exercise price is less than the average market price of the stock during the period and antidilutive whenever the exercise price exceeds the average market price of the common stock during the period. All 1.3 million and 1.9 million employee stock options and all 2.3 million and 1.8 million restricted stock units only as of and for the nine months ended October 2, 2026 and October 3, 2025, respectively, and all 1.9 million employee stock options and 1.8 million restricted stock units as of and for the three months ended October 3, 2025 were excluded from the calculation of diluted earnings per share as they are antidilutive to the EPS calculation.

The computation of basic and diluted EPS is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Numerator:
Net income (loss) attributable to Shimmick Corporation	$848	$(4,396)	$(8,517)	$(22,691)
Numerator for basic and diluted EPS	$848	$(4,396)	$(8,517)	$(22,691)

Denominator:
Denominator for basic EPS - weighted average shares	41,883	35,397	38,821	34,886
Effect of dilutive securities:
Employee stock options	835	—	—	—
Restricted stock units	952	—	—	—
Dilutive potential common shares	1,787	—	—	—
Denominator for diluted EPS - adjusted weighted average shares and assumed conversions	43,670	35,397	38,821	34,886
Basic earnings per common share	$0.02	$(0.12)	$(0.22)	$(0.65)
Diluted earnings per common share	$0.02	$(0.12)	$(0.22)	$(0.65)

Note 10. Leases

Lease expenses recorded within the condensed consolidated statements of operations are comprised as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2026	October 3, 2025	October 2, 2026	October 3, 2025
Operating lease cost
Cost of revenue	$1,660	$2,159	$5,317	$6,652
Selling, general and administrative expenses	244	237	730	761
Finance lease cost (all in cost of revenue):
Amortization of right-of-use assets	137	516	372	803
Interest on lease liabilities	39	30	108	73
Short-term lease cost	222	171	594	418
Total lease cost	$2,302	$3,113	$7,121	$8,707

Additional condensed consolidated balance sheets information related to leases is as follows:

		October 2,	January 2,
(In thousands)	Balance Sheet Classification	2026	2026
Assets:
Operating lease assets	Lease right-of-use assets	$13,244	$15,255
Finance lease assets	Lease right-of-use assets	1,711	1,211
Total lease assets		$14,955	$16,466

Liabilities:
Current:
Operating lease liabilities	Other current liabilities	$3,927	$4,372
Finance lease liabilities	Other current liabilities	1,120	337
Total current lease liabilities		$5,047	$4,709

Non-current:
Operating lease liabilities	Lease liabilities, non-current	$9,760	$11,011
Finance lease liabilities	Lease liabilities, non-current	629	902
Total non-current lease liabilities		$10,389	$11,913

Weighted average remaining lease term information related to leases is as follows:

	October 2,	January 2,
	2026	2026
Weighted average remaining lease term (in years):
Operating leases	3.3	4.2
Finance leases	0.9	2.2
Weighted average discount rate:
Operating leases	6.2%	7.4%
Finance leases	8.5%	8.8%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	October 2,	October 3,
(In thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,986	$6,723
Financing cash flows from finance leases	363	179
Right-of-use assets obtained in exchange for new operating leases	$2,380	$1,311

Total remaining lease payments under both the Company’s operating and finance leases are as follows:

	Operating	Finance
(In thousands)	Leases	Leases
Year
2026	$1,992	$564
2027	3,781	746
2028	3,771	541
2029	2,919	—
2030	2,210	—
Thereafter	1,093	—
Total lease payments	15,766	1,851
Amounts representing interest	(2,079)	(102)
Total lease liabilities	$13,687	$1,749

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

In certain contracts, there are provisions that require the Company to pay liquidated damages if the Company is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a conforming claim under these provisions. These contracts define the conditions under which customers may make claims against the Company for liquidated damages. Based upon the evaluation of performance and other commercial and legal analysis, management has recognized relevant probable liquidated damages as of October 2, 2026 and January 2, 2026, and believes that the ultimate resolution of such matters will not materially affect the Company's condensed consolidated financial position, results of operations, or cash flows.

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

The Company has recorded contingent consideration as of October 2, 2026 and January 2, 2026 at its estimated fair value. The Company is unable to reasonably determine an estimated range of amounts of the payments that could be made due to the uncertainty of future events.

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

Letters of Credit

In the ordinary course of business and under certain contracts, the Company is required to post standby letters of credit for its insurance carriers. At October 2, 2026, the total amount of standby letters of credit outstanding was $10 million. The Company did not have any letters of credit outstanding as of January 2, 2026.

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

Overview and History

We are a construction services provider to public and private customers in critical infrastructure markets. We self-perform civil, mechanical and electrical construction work, and we concentrate on three markets:

•
Water resources, water and wastewater treatment, and climate resilience
•
Power and electrification
•
Mission critical infrastructure

We also pursue public transportation projects on a selective basis.

We were founded in 1990 in Oakland, California. In 2017, we were acquired by AECOM and our business was combined with construction operations formerly conducted by Morrison Knudsen and Washington Group International. In 2021, we were sold by AECOM and became an independent company under private ownership (the "AECOM Sale Transaction"). In November 2023, we completed our initial public offering (the "IPO"). Our common stock is listed on the Nasdaq Capital Market under the symbol "SHIM."

Strategy

Our current strategic plan, which we began implementing in 2025, is directed at expanding our self-performed mechanical, electrical and civil construction capabilities within our focus markets and competing on the basis of technical capability and cost and schedule performance while maintaining a low-risk portfolio of projects that are within our core competencies. In furtherance of this strategy, on June 23, 2025, we launched Axia Electric, a subsidiary through which we provide electrical and power distribution services and through which we may expand into additional geographies as our business requires.

Focus Markets

Water resources, treatment and climate resilience. We construct, rehabilitate and upgrade dams, reservoirs, water conveyance and storage systems, as well as flood control systems, pump stations and coastal infrastructure. We also expand, rehabilitate, upgrade and construct water and wastewater treatment facilities, including primary, secondary treatment systems, direct and indirect potable reuse systems, and desalination facilities.

Power and electrification. We perform electrification work for public and private facilities, including projects associated with the transition from fossil fuel-based systems, and we install medium- and low-voltage electrical systems at industrial facilities, ports, airports and other infrastructure sites.

Mission critical infrastructure. We perform civil, electrical and mechanical construction supporting customers in the technology, critical minerals, defense and other sectors that we characterize as mission critical. This has been an area of increased activity for us in recent periods.

As of October 2, 2026, our backlog was approximately $907 million, compared with approximately $754 million as of October 3, 2025, an increase of 20.3%. The increase was primarily attributable to our new strategy of expanded bidding activity with a focus on risk-balanced contracts in our target markets.

Our backlog as of October 2, 2026 was concentrated in California, Texas and Washington, with the remainder attributable to projects in four other states.

Recent Developments

Backlog

On July 27, 2026, Shimmick announced the Santa Clara Valley Water District Board of Directors approved the award of the $124 million Coyote Creek Flood Protection Project to Shimmick. However, Valley Water and Shimmick mutually agreed to end that contract. The $124 million is not included in the October 2, 2026 ending backlog.

Sixty-First Commercial Finance Loan Agreement

On October 2, 2026 (the “Closing Date”), the Company, through its wholly-owned subsidiary Shimmick Construction Company, Inc. (the “Borrower”), and Sixty-First Commercial Finance, LLC (the “Lender”) entered into a Loan and Security Agreement (the “Sixty-First Commercial Loan Agreement”) which provides for a borrowing capacity of $14.3 million as evidenced by a promissory note (the “Sixty-First Commercial Promissory Note”).

The Sixty-First Commercial Promissory Note has a maturity date of October 2, 2031, and accrues interest at a rate of 9.31% per annum (the “Interest Rate”). Upon the occurrence of any Default (as defined in the Sixty-First Commercial Loan Agreement), the Lender is entitled to receive interest at a default rate of the lesser of 15.0% per annum and the maximum rate of interest allowable under then applicable law. The Lender may also declare the debt and other obligations of the Borrower to be immediately due and payable upon the occurrence of any Default, subject to applicable cure periods.

Upon the execution of the Sixty-First Commercial Loan Agreement, on the Closing Date, the Company fully repaid all amounts outstanding under and terminated the Loan and Security Agreement with Ansley Park Capital LLC previously entered into on March 12, 2025.

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

Net Income (Loss)

Net income (loss) represents earnings after consideration of all operating expenses and other income and expenses to measure loss to allocate resources and assess financial performance.

Results of Operations

Three Months Ended October 2, 2026 compared to the Three Months Ended October 3, 2025

The following table sets forth selected financial data for the three months ended October 2, 2026 compared to the three months ended October 3, 2025:

	Three Months Ended				% of Revenue
	October 2,	October 3,	$	%	October 2,	October 3,
(In thousands, except percentage data)	2026	2025	Change	Change	2026	2025
Revenue	$135,798	$141,920	$(6,122)	(4)%	100%	100%
Cost of revenue	118,864	131,131	(12,267)	(9)	88	92
Gross margin	16,934	10,789	6,145	57	12	8
Selling, general and administrative expenses	14,300	14,292	8	0	11	10
Total operating expenses	14,300	14,292	8	0	11	10
Equity in earnings of unconsolidated joint ventures	909	312	597	191	1	—
Gain on sale of assets, net	62	10	52	520	—	—
Income (loss) from operations	3,605	(3,181)	6,786	(213)	3	(3)
Interest expense	2,680	1,434	1,246	87	2	1
Other expense (income), net	77	(219)	296	(135)	—	—
Net income (loss) before income tax	848	(4,396)	5,244	(119)	1	(4)
Income tax expense	—	—	—	—	—	—
Net income (loss)	$848	$(4,396)	$5,244	(119)%	1%	(4)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the three months ended October 2, 2026 compared to the three months ended October 3, 2025:

	Three Months Ended
(In thousands, except percentage data)	October 2, 2026	October 3, 2025	$ Change	% Change
Shimmick Projects
Revenue	$136,221	$106,826	$29,395	28%
Gross Margin	$17,710	$9,964	$7,746	78%
Gross Margin (%)	13%	9%
Non-Core Projects
Revenue	$(423)	$35,094	$(35,517)	(101)%
Gross Margin	$(776)	$825	$(1,601)	(194)%
Gross Margin (%)	183%	2%
Consolidated Total
Revenue	$135,798	$141,920	$(6,122)	(4)%
Gross Margin	$16,934	$10,789	$6,145	57%
Gross Margin (%)	12%	8%

Shimmick Projects

Projects started after the AECOM Sale Transaction ("Shimmick Projects") have focused on critical infrastructure aligned with our strategy, including water, climate resilience, energy transition and sustainable transportation. Revenue recognized on Shimmick Projects was $136 million and $107 million for the three months ended October 2, 2026 and October 3, 2025, respectively. The $29 million increase in revenue was primarily the result of $69 million of increases in revenue from recently awarded projects ramping up. These increases were partially offset by a $14 million decrease in revenue as the result of the completion of a lower margin operation and maintenance project during the third quarter of fiscal year 2025 and $26 million of decreases in revenue from lower activity on projects winding down and completing.

Gross margin recognized on Shimmick Projects was $18 million and $10 million for the three months ended October 2, 2026 and October 3, 2025, respectively. The $8 million increase in gross margin was primarily the result of recently awarded projects ramping up.

Non-Core Projects

As part of the AECOM Sale Transaction, we acquired projects and backlog that were started under prior ownership (formerly referred to as "Legacy and Foundations Projects").

Non-Core Projects revenue was $(423) thousand and $35 million for the three months ended October 2, 2026 and October 3, 2025, respectively. The $36 million decrease was primarily the result of the termination of one Non-Core Project in Tennessee during the second quarter of 2026 and the Company working to wind down these Non-Core Projects.

Gross margin recognized on Non-Core Projects was $(1) million for the three months ended October 2, 2026 as compared to $1 million for the three months ended October 3, 2025. The $2 million decrease was primarily the result of favorable cost savings recognized during the three months ended October 3, 2025 which did not reoccur during the three months ended October 2, 2026.

A subset of Non-Core Projects ("Non-Core Loss Projects") has experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is immediately recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized absent external factors and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $(2) million and $31 million for the three months ended October 2, 2026 and October 3, 2025, respectively. Gross margin recognized on these Non-Core Loss Projects was $(1) million and $1 million for the three months ended October 2, 2026 and October 3, 2025, respectively. The decrease in gross margin was primarily the result of the Company working to wind down these Non-Core Loss Projects as well as legal expenses incurred.

Selling, general and administrative expenses

Selling, general and administrative expenses remained approximately flat period over period.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures increased by $1 million during the three months ended October 2, 2026 primarily as the result of an increase in activity on a dam project in the current year as compared to the three months ended October 3, 2025.

Gain on sale of assets, net

Gain on sale of assets, net remained approximately flat period over period.

Interest expense

Interest expense increased by $1 million during the three months ended October 2, 2026 primarily due to the accelerated recognition of remaining unamortized debt issuance expenses resulting from the early repayment of the Ansley Loan Agreement in connection with a refinancing at a lower interest rate during the three months ended October 2, 2026.

Other expense (income), net

Other expense (income), net remained approximately flat period over period.

Income tax expense

Due to an expected loss for the fiscal year ending 2026 and a realized tax loss for the fiscal year ended 2025, no income tax expense was recorded for either the three months ended October 2, 2026 or the three months ended October 3, 2025.

Net income (loss)

Net income (loss) increased by $5 million to net income of $1 million for the three months ended October 2, 2026, primarily due to an increase in gross margin of $6 million and an increase in equity in earnings of unconsolidated joint ventures of $1 million, partially offset by an increase in interest expense of $1 million, all as described above.

Nine months ended October 2, 2026 compared to the Nine Months Ended October 3, 2025

The following table sets forth selected financial data for the nine months ended October 2, 2026 compared to the nine months ended October 3, 2025:

	Nine Months Ended				% of Revenue
	October 2,	October 3,	$	%	October 2,	October 3,
(In thousands, except percentage data)	2026	2025	Change	Change	2026	2025
Revenue	$330,447	$392,432	$(61,985)	(16)%	100%	100%
Cost of revenue	290,161	368,818	(78,657)	(21)	88	94
Gross margin	40,286	23,614	16,672	71	12	6
Selling, general and administrative expenses	44,745	43,701	1,044	2	14	11
Total operating expenses	44,745	43,701	1,044	2	14	11
Equity in earnings of unconsolidated joint ventures	3,054	851	2,203	259	1	—
Gain on sale of assets, net	40	80	(40)	(50)	—	—
Loss from operations	(1,365)	(19,156)	17,791	(93)	(1)	(5)
Interest expense	6,892	3,747	3,145	84	2	1
Other expense (income), net	134	(371)	505	(136)	—	—
Net loss before income tax	(8,391)	(22,532)	14,141	(63)	(3)	(6)
Income tax expense	—	—	—	—	—	—
Net loss	$(8,391)	$(22,532)	$14,141	(63)%	(3)%	(6)%

Revenue and gross margin

The following table sets forth selected revenue and gross margin data for the nine months ended October 2, 2026 compared to the nine months ended October 3, 2025:

	Nine Months Ended
(In thousands, except percentage data)	October 2, 2026	October 3, 2025	$ Change	% Change
Shimmick Projects
Revenue	$319,786	$312,599	$7,187	2%
Gross Margin	$38,387	$30,150	$8,237	27%
Gross Margin (%)	12%	10%
Non-Core Projects
Revenue	$10,661	$79,833	$(69,172)	(87)%
Gross Margin	$1,899	$(6,536)	$8,435	(129)%
Gross Margin (%)	18%	(8)%
Consolidated Total
Revenue	$330,447	$392,432	$(61,985)	(16)%
Gross Margin	$40,286	$23,614	$16,672	71%
Gross Margin (%)	12%	6%

Shimmick Projects

Revenue recognized on Shimmick Projects was $320 million and $313 million for the nine months ended October 2, 2026 and October 3, 2025, respectively. The $7 million increase in revenue was primarily the result of $134 million of increases in revenue from recently awarded projects ramping up. These increases were partially offset by a $57 million decrease in revenue as the result of the completion of a lower margin operation and maintenance project during the third quarter of fiscal year 2025 and $70 million of decreases in revenue from lower activity on projects winding down and completing.

Gross margin recognized on Shimmick Projects was $38 million and $30 million for the nine months ended October 2, 2026 and October 3, 2025, respectively. The $8 million increase in gross margin was primarily the result of $12 million increases in gross margin from recently awarded projects ramping up, partially offset by $4 million of decreases from projects winding down and completing.

Non-Core Projects

Non-Core Projects revenue was $11 million and $80 million for the nine months ended October 2, 2026 and October 3, 2025, respectively. The $69 million decrease was primarily the result of the notice of termination associated with one Non-Core Project in Tennessee during the second quarter 2026 as well as a $22 million decrease from the Company working to wind down these Non-Core Projects and legal expenses incurred.

Gross margin was $2 million for the nine months ended October 2, 2026 as compared to $(7) million for the nine months ended October 3, 2025. The $8 million increase was primarily the result of a positive outcome of a project close-out and settlement during the nine months ended October 2, 2026 as well as certain time and design-related schedule extensions identified during the nine months ended October 3, 2025 which did not reoccur during the nine months ended October 2, 2026.

A subset of Non-Core Projects ("Non-Core Loss Projects") has experienced significant cost overruns due to the COVID pandemic, design issues, legal costs and other factors. In the Non-Core Loss Projects, we have recognized the estimated costs to complete and the loss expected from these projects. If the estimates of costs to complete fixed-price contracts indicate a further loss, the entire amount of the additional loss expected over the life of the project is recognized as a period cost in the cost of revenue. As these Non-Core Loss Projects continue to wind down to completion, no further gross margin will be recognized absent external factors and in some cases, there may be additional costs associated with these projects that could lower gross margin. Revenue recognized on these Non-Core Loss Projects was $3 million and $61 million for the nine months ended October 2, 2026 and October 3, 2025, respectively. Gross margin recognized on these Non-Core Loss Projects was $(1) million and $(3) million for the nine months ended October 2, 2026 and October 3, 2025, respectively. The change in gross margin was primarily the result of cost increases for time and design-related schedule extensions identified during the nine months ended October 3, 2025 which did not reoccur during the nine months ended October 2, 2026.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1 million during the nine months ended October 2, 2026 primarily as a result of increases in legal costs.

Equity in earnings of unconsolidated joint ventures

Equity in earnings of unconsolidated joint ventures increased by $2 million during the nine months ended October 2, 2026 primarily as the result of an increase in activity on a dam project in the current year as well cost increases incurred on a transit project during the nine months ended October 3, 2025 which did not reoccur during the nine months ended October 2, 2026.

Gain on sale of assets, net

Gain on sale of assets, net remained approximately flat period over period.

Interest expense

Interest expense increased by $3 million during the nine months ended October 2, 2026 primarily due to increased average long-term debt balances outstanding during the nine months ended October 2, 2026 as compared to the nine months ended October 3, 2025 as well as the accelerated recognition of remaining unamortized debt issuance expenses resulting from the early repayment of the Ansley Loan Agreement in connection with a refinancing at a lower interest rate during the third quarter of 2026.

Other expense (income), net

Other expense (income), net remained approximately flat period over period.

Income tax expense

Due to an expected loss for the fiscal year ending 2026 and a realized tax loss for the fiscal year ended 2025, no income tax expense was recorded for either the nine months ended October 2, 2026 or the nine months ended October 3, 2025.

Net loss

Net loss decreased by $14 million to a net loss of $8 million for the nine months ended October 2, 2026, primarily due to increase in gross margin of $17 million and increase in equity in earnings of unconsolidated joint ventures of $2 million, partially offset by an increase in interest expense of $3 million and an increase in selling, general and administrative expenses of $1 million, all as described above.

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

Adjusted Net Income (Loss)

Adjusted net income (loss) represents Net income (loss) attributable to Shimmick Corporation adjusted to eliminate stock-based compensation, legal fees and other costs for Non-Core Projects and transaction-related costs and changes in fair value of contingent consideration remaining after the impact of transactions with our prior owner. We have also made an adjustment for transformation costs we have incurred including advisory costs in connection with settling outstanding claims, exiting the Non-Core Projects and transforming the Company to shift our strategy to meet the nation’s growing need for water and other critical infrastructure and grow our business.

We have included Adjusted net income (loss) in this Form 10-Q because it is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, we believe that the exclusion of the income and expenses eliminated in calculating Adjusted net income (loss) can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted income (loss) provides useful information to investors and others in understanding and evaluating our results of operations.

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

See reconciliations below:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2026	2025	2026	2025
Net income (loss) attributable to Shimmick Corporation	$848	$(4,396)	$(8,517)	$(22,691)
Transformation costs (1)	90	142	418	1,582
Stock-based compensation	1,058	1,202	2,961	4,520
Legal fees and other costs for Non-Core Projects (2)	1,482	2,652	5,484	3,746
Other (3)	71	164	268	397
Adjusted net income (loss)	$3,549	$(236)	$614	$(12,446)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands)	2026	2025	2026	2025
Net income (loss) attributable to Shimmick Corporation	$848	$(4,396)	$(8,517)	$(22,691)
Interest expense	2,680	1,434	6,892	3,747
Income tax expense	—	—	—	—
Depreciation and amortization	2,676	3,131	8,426	9,840
Transformation costs (1)	90	142	418	1,582
Stock-based compensation	1,058	1,202	2,961	4,520
Legal fees and other costs for Non-Core Projects (2)	1,482	2,652	5,484	3,746
Other (3)	71	164	268	397
Adjusted EBITDA	$8,905	$4,329	$15,932	$1,141

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

Liquidity and Capital Resources

Capital Requirements and Sources of Liquidity

Our capital expenditures were approximately $2 million and $6 million for the nine months ended October 2, 2026 and October 3, 2025, respectively. Historically, we have had significant cash requirements in order to organically expand our business to undertake new projects. Our cash requirements include costs related to increased expenditures for equipment, facilities and information systems, purchase of materials and production of materials and cash to fund our organic expansion into new markets, including through joint ventures. Our working capital needs are driven by the seasonality and growth of our business, with our cash requirements greater in periods of growth. Additional cash requirements resulting from our growth include the costs of additional personnel, enhancing our information systems, our compliance with laws and rules applicable to being a public company and, in the future, our integration of any acquisitions. Unrestricted cash and cash equivalents at October 2, 2026 totaled $34 million and availability under the ACF Credit Agreement and Credit Agreement totaled $15 million and $4 million, respectively, resulting in total liquidity of $53 million.

We have historically relied upon cash available through operating activities, in addition to credit facilities and existing cash balances, to finance our working capital requirements and to pursue new contracts. However, we regularly monitor other potential capital sources, including equity and debt financing, in an effort to meet our planned expenditures and liquidity requirements.

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

Total debt outstanding on the condensed consolidated balance sheets is comprised of the following:

(In thousands)	October 2, 2026	January 2, 2026
Credit Agreement	$62,451	$46,424
ACF Credit Agreement	—	8,194
Sixty-First Commercial Finance Loan Agreement	14,285	—
Ansley Loan Agreement	—	12,971
Unamortized debt issuance costs	(2,198)	(3,130)
Total debt, net	74,538	64,459
Less: Current portion of long-term debt, net	1,916	4,143
Long-term debt, less current portion, net	$72,622	$60,316

Credit Agreement

On May 20, 2024, the Company, as guarantor, and its wholly-owned subsidiaries as borrowers (“Borrowers”), Alter Domus (US) LLC, as agent, and AECOM and Berkshire Hathaway Specialty Insurance Company (“BHSI”) as lenders, entered into a revolving credit facility (the “Credit Agreement”), which was most recently amended on November 4, 2026 to, among other things, waive the specified noncompliance of the Material Project Documents covenant regarding entering into non-bonded contracts. The Credit Agreement was previously amended on October 2, 2026 to replace references to the Ansley Loan Agreement (as defined below) with references to the Sixty-First Commercial Finance Loan Agreement (as defined below) in connection with the entry into the Sixty-First Commercial Loan Agreement and repayment and termination of the Ansley Loan Agreement. As amended, the Credit Agreement provides borrowing capacity up to $60 million. The obligations under the Credit Agreement bear interest at a per annum rate equal to One Month Term SOFR (as defined in the Credit Agreement), subject to a 1.00% floor, plus 3.50%. Interest on any outstanding amounts drawn under the Credit Agreement will be payable, in kind or in cash at our election, on the last day of each month and upon prepayment. Payment-in-kind interest accrued and capitalized shall not constitute loan outstanding amounts for the purposes of calculating loan availability.

The Credit Agreement matures on May 20, 2029 (the “Maturity Date”), and the Borrowers may borrow, repay and reborrow amounts under the Credit Agreement until the Maturity Date.

Obligations of the Borrowers under the Credit Agreement are guaranteed by the Company and secured by a lien on substantially all assets of the Company and the Borrowers.

The Credit Agreement contains customary affirmative and negative covenants for a transaction of this type, including covenants that limit liens, asset sales and investments, in each case subject to negotiated exceptions and baskets. In addition, the Credit Agreement contains a maximum leverage ratio covenant as tested quarterly commencing with the close of the fourth quarter of 2027. The Credit Agreement also contains representations and warranties and event of default provisions customary for a transaction of this type. The Company is not aware of any instances of noncompliance with non-financial or financial covenants as of October 2, 2026.

ACF Credit Agreement

On March 12, 2025, we entered into a credit agreement (“ACF Credit Agreement”) with ACF FINCO I LP, which provides a total commitment of $15 million and bears interest at an annual rate of adjusted term SOFR (as defined in the ACF Credit Agreement), subject to a 2.0% floor, plus 4.50%. Further, the ACF Credit Agreement is subject to an annual unused line fee of 0.50%. The ACF Credit Agreement includes certain financial operating covenants, including a minimum liquidity requirement of $5 million. The ACF Credit Agreement matures on the earlier of March 12, 2028 or 90 days prior to the maturity date of the Credit Agreement. On October 2, 2026, the ACF Credit Agreement was amended to replace references to the Ansley Loan Agreement with references to the Sixty-First Commercial Finance Loan Agreement in connection with the entry into the Sixty-First Commercial Loan Agreement and repayment and termination of the Ansley Loan Agreement. As of October 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Sixty-First Commercial Finance Loan Agreement

On October 2, 2026, we, through our wholly-owned subsidiary Shimmick Construction Company, Inc., and Sixty-First Commercial Finance, LLC entered into a Loan and Security Agreement (the “Sixty-First Commercial Loan Agreement”) which provides for a borrowing capacity of $14.3 million as evidenced by a promissory note (the “Sixty-First Commercial Promissory Note”).

The Sixty-First Commercial Promissory Note has a maturity date of October 2, 2031, and accrues interest at a rate of 9.31% per annum. Upon the occurrence of any default, the lender is entitled to receive interest at a default rate of the lesser of 15.0% per annum and the maximum rate of interest allowable under then applicable law. The lender may also declare the debt and other obligations to be immediately due and payable upon the occurrence of any default, subject to applicable cure periods.

Pursuant to the terms of the Sixty-First Commercial Loan Agreement, we granted a security interest in (a) certain items of equipment, including replacements and additions, described therein (the “Equipment”), (b) all embedded and other software and intellectual property and other intangible rights, relating to the Equipment, (c) any cash and cash-equivalent deposits made by us with lender in connection with the Sixty-First Commercial Promissory Note, (d) all chattel paper, rights under contracts, documents and other rights and general intangibles relating to the sale or transfer of the Equipment or other Collateral (as defined below), (e) all rights relating to any insurance, indemnity, warranty or guaranty with respect to the Equipment or other Collateral, and any proceeds in the form of goods, (f) any and all substitutions, replacements or exchanges for the Equipment or other Collateral, (g) all books and records regarding the foregoing, and (h) any and all proceeds thereof as collateral for the payments under the Sixty-First Commercial Loan Agreement and Sixty-First Commercial Promissory Note ((a) through (h) collectively, the “Collateral”). The Sixty-First Commercial Loan Agreement contains customary affirmative and negative covenants for a transaction of this type. As of October 2, 2026, we are not aware of any instances of noncompliance with non-financial or financial covenants.

Upon the execution of the Sixty-First Commercial Loan Agreement on October 2, 2026, we fully repaid all amounts outstanding under and terminated the Ansley Loan Agreement (as defined below).

Ansley Loan Agreement

On March 31, 2025, we entered into a loan and security agreement (the “Ansley Loan Agreement”) with Ansley Park Capital LLC which provides for a borrowing capacity of $15.0 million as evidenced by two promissory notes (each, a “Promissory Note,” and together, the “Promissory Notes”).

Each Promissory Note had a maturity date of April 1, 2031, and accrued interest at a rate of 12.50% per annum. Pursuant to the terms of the Ansley Loan Agreement, we granted a security interest in (a) certain items of equipment described therein, (b) all leases, rental contracts, chattel paper, accounts, security deposits and general intangibles relating thereto and (c) and any and all proceeds thereof as collateral for the payments under the Ansley Loan Agreement. The Ansley Loan Agreement contained customary affirmative and negative covenants for a transaction of this type. In connection with the Ansley Loan Agreement, we entered into a separate guaranty agreement (each, a “Guaranty Agreement,” and together, the “Guaranty Agreements”) in favor of the Ansley Park Capital LLC unconditionally guaranteeing our liabilities and the liabilities of one of our wholly-owned subsidiaries under the Ansley Loan Agreement. The Ansley Loan Agreement was fully repaid and terminated on October 2, 2026 upon execution of the Sixty-First Commercial Finance Loan Agreement.

During the nine months ended October 2, 2026, the Company paid $2 million in cash interest and expensed $3 million in non-cash payment-in-kind interest. The total accrued payment-in-kind interest as of October 2, 2026 was $7 million.

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

We made certain customary representations, warranties and covenants in the Sales Agreement concerning us and our subsidiaries and the Registration Statement, Prospectus, Prospectus Supplements and other documents and filings relating to the offering of the shares. In addition, we have agreed to indemnify the Sales Agent against certain liabilities, including liabilities under the Securities Act. The shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our Registration Statement, and its Prospectus Supplements related thereto.

On September 3, 2026, we completed the sale of 1.1 million shares of our common stock at an offering price of $4.00 per share. After estimated offering expenses payable by us, we received net proceeds from the offering of approximately $4.3 million. Following the offering, the amount of our common stock registered under the Prospectus was reduced to $0.6 million.

Cash Flows Analysis

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended
	October 2,	October 3,
(In thousands)	2026	2025
Net cash used in operating activities	$(14,731)	$(65,732)
Net cash provided by investing activities	3,629	1,941
Net cash provided by financing activities	23,809	46,921
Net increase (decrease) in cash, cash equivalents and restricted cash	12,707	(16,870)
Cash, cash equivalents and restricted cash, beginning of period	21,859	35,795
Cash, cash equivalents and restricted cash, end of period	$34,566	$18,925

Operating Activities

During the nine months ended October 2, 2026, net cash used in operating activities was $15 million, compared to net cash used in operating activities of $66 million for the nine months ended October 3, 2025. Cash flows used in operating activities were driven by net loss, adjusted for various non-cash items and changes in contract liabilities, contract assets, accounts payable and accrued expenses balances, accounts receivable and other assets and liabilities as discussed below.

Operating assets and liabilities — The change in operating assets and liabilities varies due to fluctuations and timing in operating activities. The changes in the components of operating assets and liabilities during the nine months ended October 2, 2026 and October 3, 2025 were as follows:

	Nine Months Ended
	October 2,	October 3,
(In thousands)	2026	2025
Accounts receivable, net	$11,964	$1,203
Contract assets	(45,150)	(24,430)
Accounts payable	20,638	25,856
Contract liabilities	5,237	(55,166)
Accrued expenses	(3,673)	(3,022)
Other assets and liabilities	(3,851)	(6,414)
Changes in operating assets and liabilities, net	$(14,835)	$(61,973)

During the nine months ended October 2, 2026, the decrease in operating assets and liabilities was $15 million, which was primarily driven by increases in contract assets and accounts payable, partially offset by decreases in contract liabilities and accounts receivable. The Company’s operating assets and liabilities fluctuations are impacted by the mix of projects in backlog, seasonality, the timing of new awards and related payments for work performed and the contract billings to the customer as projects are completed. Operating assets and liabilities are also impacted at period end by the timing of accounts receivable collections and accounts payable payments for projects.

Investing Activities

For the nine months ended October 2, 2026, net cash provided by investing activities was $4 million, which was primarily driven by proceeds from sale of assets of $5 million, partially offset by purchases of property, plant and equipment of $1 million.

For the nine months ended October 3, 2025, net cash provided by investing activities was $2 million, which was primarily driven by proceeds from the sale of assets of $5 million and return of investment in unconsolidated joint ventures of $3 million, partially offset by purchases of property, plant and equipment of $6 million.

Financing Activities

For the nine months ended October 2, 2026, net cash provided by financing activities was $24 million, which primarily consisted of borrowings from credit agreements of $56 million and net proceeds from underwritten equity and At The Market offerings of $18 million, partially offset by repayments on credit and loan agreements of $50 million.

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

Letters of Credit

We obtain standby letters of credit required by our insurance carriers. At October 2, 2026, the total amount of standby letters of credit outstanding was $10 million. The Company did not have any letters of credit as of January 2, 2026.

Contractual Obligations

Contractual obligations of the Company consisted of liabilities associated with remaining lease payments for the remainder of the fiscal year ending January 1, 2027 through the fiscal years ending January 3, 2030 of approximately $3 million, $5 million, $4 million, $3 million, $2 million, respectively, and approximately $1 million in the aggregate thereafter based on balances outstanding as of October 2, 2026.

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

As of October 2, 2026, we had a backlog of projects of $907 million.

The following tables present the Company's percentage of backlog by customer type, contract type and backlog recognized:

As of
October 2, 2026
Backlog by customer type:
State and local agencies	68%
Federal agencies	12%
Private owners	20%
Total backlog	100%

As of
October 2, 2026
Backlog by contract type:
Fixed-price	82%
Cost reimbursable	18%
Total backlog	100%

As of
October 2, 2026
Estimated backlog recognized:
0 to 24 months	79%
25 to 36 months	15%
Beyond 36 months	6%
Total backlog	100%

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

Based on that evaluation, management concluded that, as of October 2, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

With the exception of the implementation and enhancement of controls in connection with our remediation activities described above, there were no changes to our internal control over financial reporting during the quarter ended October 2, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the fiscal quarter ended October 2, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description
10.1

Loan and Security Agreement, dated October 2, 2026, by and between Sixty-First Commercial Finance, LLC and
Shimmick Construction Company, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current
Report on Form 8-K filed on October 8, 2026).

10.2	Form of October 2026 Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 8, 2026).
10.3	Form of October 2026 Guaranty Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 8, 2026).
10.4

Amendment No. 11 to Credit, Security and Guaranty Agreement, dated November October 2, 2026, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders from time to time party thereto

10.4*

Amendment No. 12 to Credit, Security and Guaranty Agreement, dated November 4, 2026, by and among Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, Shimmick Corporation, the other guarantors party thereto, the agent thereunder, and the lenders from time to time party thereto

10.5

Amendment No. 1 to Credit, Security and Guaranty Agreement, dated October 2, 2026, by and among Shimmick Corporation, Shimmick Construction Company, Inc., Rust Constructors Inc., The Leasing Corporation, ACF FINCO I LP and other parties thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K
filed on October 8, 2026).

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

Shimmick Corporation

Date: November 12, 2026	By:	/s/ Todd W. Yoder
Todd W. Yoder
Executive Vice President, Chief Financial Officer and Treasurer